Form 10-Q
period 2018-06-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2018-08-08
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended June 30, 2018

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

At July 10, 2018, the Registrant had 32,989,116 shares of common stock, $0.01 par value, outstanding.

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

Certain of these factors, and other factors, are more fully discussed in Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q, which you are encouraged to read.  Our 2017 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are available through our website at http://investor.itg.com under “SEC Filings.”

We disclaim any duty to update any of these forward‑looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so. These forward‑looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$236,446	$287,452
Cash restricted or segregated under regulations and other	18,263	18,599
Deposits with clearing organizations	80,373	57,388
Securities owned, at fair value	939	1,559
Receivables from brokers, dealers and clearing organizations	259,982	193,907
Receivables from customers	164,583	74,695
Premises and equipment, net	52,091	53,960
Capitalized software, net	41,462	41,259
Goodwill	10,788	11,054
Intangibles, net	13,481	14,040
Income taxes receivable	128	3,917
Deferred tax assets	4,389	4,902
Other assets	44,009	22,124
Total assets	$926,934	$784,856
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$198,193	$166,495
Short-term bank loans	72,997	101,422
Payables to brokers, dealers and clearing organizations	178,886	119,278
Payables to customers	113,340	23,568
Securities sold, not yet purchased, at fair value	—	1
Income taxes payable	4,287	6,003
Deferred tax liabilities	1,768	1,750
Term debt	2,329	3,104
Total liabilities	571,800	421,621
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,748,475 and 52,639,823 shares issued at June 30, 2018 and December 31, 2017, respectively	527	526
Additional paid-in capital	247,897	250,216
Retained earnings	483,639	486,957
Common stock held in treasury, at cost; 19,757,705 and 20,038,809 shares at June 30, 2018 and December 31, 2017, respectively	(349,906)	(353,067)
Accumulated other comprehensive loss (net of tax)	(27,023)	(21,397)
Total stockholders’ equity	355,134	363,235
Total liabilities and stockholders’ equity	$926,934	$784,856

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Commissions and fees	$106,451	$100,564	$216,020	$200,444
Recurring	20,082	18,933	39,644	37,883
Other	1,944	2,084	4,297	4,089
Total revenues	128,477	121,581	259,961	242,416

Expenses:
Compensation and employee benefits	45,099	45,994	90,886	92,678
Transaction processing	25,969	25,482	53,049	50,338
Occupancy and equipment	15,055	14,680	29,830	30,302
Telecommunications and data processing services	12,988	12,129	25,591	24,156
Restructuring charges	—	—	7,165	—
Other general and administrative	29,132	17,699	46,823	35,014
Interest expense	488	510	974	1,030
Total expenses	128,731	116,494	254,318	233,518
(Loss) income before income tax expense	(254)	5,087	5,643	8,898
Income tax expense (benefit)	2,781	444	4,301	(1,047)
Net (loss) income	$(3,035)	$4,643	$1,342	$9,945
(Loss) income per share:
Basic	$(0.09)	$0.14	$0.04	$0.30
Diluted	$(0.09)	$0.14	$0.04	$0.29
Basic weighted average number of common shares outstanding	33,035	33,125	32,963	33,037
Diluted weighted average number of common shares outstanding	33,035	34,222	33,986	34,180

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income	$(3,035)	$4,643	$1,342	$9,945
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(6,695)	4,730	(5,626)	6,756
Other comprehensive (loss) income	(6,695)	4,730	(5,626)	6,756
Comprehensive (loss) income	$(9,730)	$9,373	$(4,284)	$16,701

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2018

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at January 1, 2018	$—	$526	$250,216	$486,957	$(353,067)	$(21,397)	$363,235
Net income	—	—	—	1,342	—	—	1,342
Other comprehensive loss	—	—	—	—	—	(5,626)	(5,626)
Issuance of common stock in connection with restricted stock unit awards (1,048,639 shares)	—	1	(17,005)	—	17,214	—	210
Issuance of common stock for the employee stock purchase plan (30,769 shares)	—	—	523	—	—	—	523
Shares withheld for net settlements of share-based awards (409,431 shares)	—	—	—	—	(8,366)	—	(8,366)
Purchase of common stock for treasury (282,980 shares)	—	—	—	—	(5,736)	—	(5,736)
Dividends declared on common stock	—	—	9	(4,614)	49	—	(4,556)
Share-based compensation	—	—	14,154	—	—	—	14,154
Cumulative effect of accounting change	—	—	—	(46)		—	(46)
Balance at June 30, 2018	$—	$527	$247,897	$483,639	$(349,906)	$(27,023)	$355,134

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,342	$9,945
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,220	22,437
Deferred income tax expense (benefit)	729	(7,407)
Provision for doubtful accounts	192	155
Non-cash share-based compensation	14,154	10,818
Changes in operating assets and liabilities:
Deposits with clearing organizations	(24,118)	(9,673)
Securities owned, at fair value	620	634
Receivables from brokers, dealers and clearing organizations	(74,048)	(83,582)
Receivables from customers	(93,681)	(117,877)
Accounts payable and accrued expenses	33,964	(29,254)
Payables to brokers, dealers and clearing organizations	63,422	90,673
Payables to customers	92,600	91,320
Securities sold, not yet purchased, at fair value	(1)	(249)
Income taxes receivable/payable	2,074	1,314
Other, net	(20,011)	290
Net cash provided by (used in) operating activities	19,458	(20,456)
Cash Flows from Investing Activities:
Investment in venture	(612)	—
Capital purchases	(7,534)	(5,657)
Capitalization of software development costs	(13,380)	(14,357)
Net cash used in investing activities	(21,526)	(20,014)
Cash Flows from Financing Activities:
Repayments of long term debt	(775)	(3,317)
Proceeds from (repayments of) borrowing under short-term bank loans	(26,623)	13,359
Debt issuance costs	(751)	(762)
Common stock issued	733	745
Common stock repurchased	(5,736)	(4,983)
Dividends paid	(4,581)	(4,595)
Shares withheld for net settlements of share-based awards	(8,366)	(9,882)
Net cash used in financing activities	(46,099)	(9,435)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,175)	520
Net decrease in cash, cash equivalents and restricted cash	(51,342)	(49,385)
Cash, cash equivalents and restricted cash—beginning of period	306,051	318,330
Cash, cash equivalents and restricted cash—end of period	$254,709	$268,945

Supplemental cash flow information:
Interest paid	$2,775	$2,326
Income taxes paid, net	$1,496	$4,859

Supplemental disclosure of non-cash investing and financing activities:
Investment in venture	$1,393	$—

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Corporate stocks - trading securities	1	1	—	—
Mutual funds	938	938	—	—
Total	$940	$940	$—	$—
Liabilities
None

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$78	$78	$—	$—
Mutual funds	1,481	1,481	—	—
Total	$1,559	$1,559	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	1	1	—	—
Total	$1	$1	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following June 30, 2018, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at June 30, 2018 and December 31, 2017 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

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

Revenue from contracts with customers was $127.0 million and $256.9 million for the three and six months ended June 30, 2018, respectively. The majority of the Company’s revenues fall under the scope of ASC 606, with the exception of investment and dividend income, gains and losses on temporary securities positions assumed and other miscellaneous income, all of which are presented within the other revenue line item on the condensed consolidated statements of operations. The tables within Note 16, Segment Reporting, provide revenue disaggregated by reportable geographic operating segment and by product group.

Upon adoption, the Company recorded a net cumulative-effect decrease to opening retained earnings of approximately $50 thousand as of January 1, 2018, which is primarily related to:

(i)

the deferral of commissions allocated to analytics products in bundled commission arrangements where the analytics services have not yet been transferred to the customer as of December 31, 2017, but whose commissions were appropriately recognized in the previous year under the superseded revenue recognition guidance; and

(ii)

the acceleration of revenue for certain product license fees associated with the licenses of software recognized at the point in time the customer is able to use and benefit from the license, instead of being appropriately recognized over the license period under the superseded revenue recognition guidance.

The net impacts to the condensed consolidated statements of operations of adopting ASC 606 for the three and six months ended June 30, 2018 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net decrease in commissions and fees	$(1,068)	$(4,915)
Net increase in recurring revenues	442	868
Net decrease in total revenues	$(626)	$(4,047)

At June 30, 2018, the condensed consolidated statements of financial condition include an increase to receivables from customers of $1.4 million related to the acceleration of license fees and an increase to accounts payable and accrued expenses of $5.8 million related to the deferral of commissions in bundled commission arrangements.

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

Workflow Technology

Through its front-end workflow solutions and network capabilities, the Company provides order and trade execution management and order routing services.

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

Analytics products and services can also be paid for through variable bundled arrangements with trade execution services. Customers agree to pay for analytics products and services with commissions generated from trade execution services, and commissions are allocated to the analytics performance obligation(s) using:

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

The Company’s remaining unsatisfied performance obligations that do not meet the criteria above primarily relate to analytics products and services that have fixed subscription fees. As of June 30, 2018, the future revenue the Company expects to recognize for these performance obligations is not material.

For the three months ended June 30, 2018, the Company recognized revenue of $0.8 million related to performance obligations satisfied in previous periods.

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

Receivables related to contracts with customers were $41.4 million and $38.2 million as of June 30, 2018 and December 31, 2017, respectively. The Company did not identify any contract assets.  There were no impairment losses on receivables as of June 30, 2018.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $12.6 million and $6.9 million as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, the Company recognized revenue of $7.4 million and $14.5 million, respectively, that was initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill associated with its contracts under ASC 606.

(4) Equity Investment

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

The Company’s initial investment in Matrix was recorded at $2.0 million, representing the fair value of the net assets contributed. This investment included cash and restricted cash of $0.6 million and net non-cash assets of $1.4 million. No gain or loss was recognized upon the closing of this transaction as the book value of the contributed net assets approximated fair value. The Company’s interest in Matrix is accounted for in the condensed consolidated financial statements using the equity method.

(5) Restructuring Charges

2018 Restructuring

In the first quarter of 2018, the Company implemented a restructuring plan to improve margins and enhance stockholder returns through the elimination of certain positions in the U.S.

Activity and liability balances recorded as part of the restructuring plan through June 30, 2018 are as follows (dollars in thousands):

Amount
Restructuring charges recognized	$7,165
Cash payments (primarily severance related)	(3,328)
Acceleration of share-based compensation	(2,561)
Balance at June 30, 2018	$1,276

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

Activity and liability balances recorded as part of the restructuring plan through June 30, 2018 are as follows (dollars in thousands):

Amount
Balance at December 31, 2017	$6
Asset write-off	(6)
Balance at June 30, 2018	$—

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

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$236,446	$287,452
Cash restricted or segregated under regulations and other	18,263	18,599
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$254,709	$306,051

(7) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Corporate stocks - trading securities	$1	$78	$—	$1
Mutual funds	938	1,481	—	—
Total	$939	$1,559	$—	$1

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

(8) Income Taxes

The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was enacted on December 22, 2017, and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Cuts and Jobs Act reduced the U.S. statutory corporate tax rate from 35% to 21% and created new taxes in the U.S. on income in certain foreign controlled corporations, which are referred to as the global intangible low-taxed income tax (“GILTI”), and imposed a new tax on certain related party payments under the base erosion anti-abuse tax (“BEAT”).  The inclusion of income earned in controlled foreign corporations under the GILTI regime did not result in any incremental U.S. tax expense during the three and six months ended June 30, 2018 due to the impact of a U.S. tax loss in the current period. The Company does not expect to be subject to the BEAT tax in 2018.

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

During the six months ended June 30, 2018, the Company realized a $1.9 million tax benefit related to the resolution of a multi-year contingency in the U.S.

The Company maintained reserves for unrecognized tax benefits of $5.6 million at June 30, 2018 and $7.7 million at December 31, 2017. At June 30, 2018, $4.2 million of the unrecognized tax benefits was netted against fully reserved U.S. deferred tax assets. The Company had accrued interest expense related to tax reserves of $1.2 million and $1.6 million, net of related tax effects, at June 30, 2018 and December 31, 2017, respectively.

(9) Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill by the Company’s European Operations segment for the six months ended June 30, 2018 (dollars in thousands):

Total
Balance at December 31, 2017	$11,054
Currency translation adjustment	(266)
Balance at June 30, 2018	$10,788

Other Intangible Assets

Acquired other intangible assets consisted of the following at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,525	$—	$8,529	$—	—
Customer-related intangibles	9,691	6,018	10,217	6,219	17
Proprietary software	23,278	22,384	23,321	22,197	8.4
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$41,883	$28,402	$42,456	$28,416

At June 30, 2018, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively, compared with $0.4 million and $0.7 million in the respective prior year periods. These amounts are included in other general and administrative expense in the condensed consolidated statements of operations.

The following table represents the changes in the carrying amount of net intangible assets for the six months ended June 30, 2018 (dollars in thousands):

Total
Balance at December 31, 2017	$14,040
Amortization	(513)
Currency translation adjustment	(46)
Balance at June 30, 2018	$13,481

(10) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Broker-dealers	$178,520	$189,817	$143,919	$105,022
Clearing organizations	40,124	708	12,357	10,011
Securities borrowed	42,089	4,246	—	—
Securities loaned	—	—	22,610	4,245
Allowance for doubtful accounts	(751)	(864)	—	—
Total	$259,982	$193,907	$178,886	$119,278

*	See Securities Borrowed and Loaned below.

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Customers	$165,075	$75,062	$113,340	$23,568
Allowance for doubtful accounts	(492)	(367)	—	—
Net	$164,583	$74,695	$113,340	$23,568

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of June 30, 2018:
Deposits paid for securities borrowed	$42,089	$—	$42,089	$42,089	$—
Deposits received for securities loaned	(22,610)	—	(22,610)	(22,529)	(81)
As of December 31, 2017:
Deposits paid for securities borrowed	$4,246	$—	$4,246	$4,246	$—
Deposits received for securities loaned	(4,245)	—	(4,245)	(4,229)	(16)

(11) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	June 30,	December 31,
	2018	2017
Accrued research payables	$67,149	$51,275
Accrued compensation and benefits	20,136	37,911
Accrued costs for potential class action lawsuit settlement	18,000	—
Accrued costs for potential SEC settlement	12,000	—
Accrued rent	13,864	14,821
Trade payables	17,372	20,820
Deferred revenue	13,861	8,057
Deferred compensation	2,030	2,525
Accrued restructuring	1,276	6
Accrued transaction processing	4,027	3,257
Other	28,478	27,823
Total	$198,193	$166,495

(12) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At June 30, 2018, there was $73.0 million outstanding under these facilities at a weighted average interest rate of approximately 1.80% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, that matured in January 2018. On January 26, 2018, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 25, 2019. At June 30, 2018, there were no amounts outstanding under the Credit Agreement.

Term Debt

The Company had term loans of $2.3 million and $3.1 million outstanding at June 30, 2018 and December 31, 2017, respectively.

On December 21, 2017, the Company entered into a three year, $0.7 million note and security agreement with Hewlett-Packard Financial Services (“H-P Veritas Loan”), under which purchases of new software licenses and support were financed.  The loan principal is payable in three installments, of which approximately $240 thousand was paid in January 2018 and two installments of approximately $230 thousand are payable in January and March of 2019.  The loan does not accrue interest.

On December 30, 2015, the Parent Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services (“H-P Loan”), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 that began in April 2016 and accrues interest at 2.95%. At June 30, 2018 and December 31, 2017, there was $1.9 million and $2.4 million, respectively, outstanding under the H-P Loan.

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	June 30,
	2018	2017
Three Months Ended
Net (loss) income for basic and diluted (loss) income per share	$(3,035)	$4,643
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,035	33,125
Effect of dilutive securities	—	1,097
Average common shares used in diluted computation	33,035	34,222
(Loss) income per share:
Basic	$(0.09)	$0.14
Diluted	$(0.09)	$0.14

Six Months Ended
Net income for basic and diluted income per share	$1,342	$9,945
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	32,963	33,037
Effect of dilutive securities	1,023	1,143
Average common shares used in diluted computation	33,986	34,180
Income per share:
Basic	$0.04	$0.30
Diluted	$0.04	$0.29

There were no anti-dilutive equity awards for the three months ended June 30, 2018 due to the fact that the Company recorded a loss. For the six months ended June 30, 2018, there were approximately 0.2 million average shares that were anti-dilutive and thus not included in the computation of diluted EPS. For both the three and six month periods ended June 30, 2017, there were approximately 0.1 million average shares that were anti-dilutive and thus not included in the computation of diluted EPS.

(14) Accumulated Other Comprehensive (Loss) Income

The components and allocated tax effects of accumulated other comprehensive (loss) income for the three and six months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

Three Months Ended June 30, 2018
Balance at March 31, 2018	$(20,328)
Other comprehensive loss	(6,695)
Balance at June 30, 2018	$(27,023)

Three Months Ended June 30, 2017
Balance at March 31, 2017	$(31,951)
Other comprehensive income	4,730
Balance at June 30, 2017	$(27,221)

Six Months Ended June 30, 2018
Balance at December 31, 2017	$(21,397)
Other comprehensive loss	(5,626)
Balance at June 30, 2018	$(27,023)

Six Months Ended June 30, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	6,756
Balance at June 30, 2017	$(27,221)

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

Net capital balances and the amounts in excess of required net capital at June 30, 2018 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$81,659	80,659
AlterNet	5,447	5,347

As of June 30, 2018, ITG Inc. had $9.2 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $3.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$23,118	22,738
European Operations
Ireland	43,807	13,648
U.K.	1,513	526
Asia Pacific Operations
Australia	29,273	15,746
Hong Kong	3,137	2,747
Singapore	1,122	1,049

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

•

Analytics — includes (a) tools enabling portfolio managers and traders to improve pre-trade, real-time and post-trade execution performance, (b) portfolio construction and optimization decisions and (c) securities valuation

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company allocates resources to, and evaluates the performance of, its reportable segments based on income or loss before income tax expense (benefit). Consistent with the Company’s resource allocation and operating performance evaluation approach, the effects of inter-segment activities are eliminated except in limited circumstances where certain costs are allocated to a segment to support that segment’s activities. Commissions and fees revenue for trade executions and commission share revenues are principally attributed to each segment based upon the location of execution of the related transaction except that commissions and fees for trade executions by Canadian clients in the U.S. market are attributed to the Canadian Operations instead of the U.S. Operations. Recurring revenues are principally attributed based upon the location of the client using the respective service.

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

In 2018, the Company changed the way it measures the profitability of its regional segments to reflect the global nature of its business operations. Certain costs for senior management, product management, marketing, management information systems and infrastructure that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, the Company has restated previously reported segment results for the three and six months ended June 30, 2017 to reflect these changes.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
Three Months Ended June 30, 2018
Total revenues	$48,026	$17,730	$42,911	$19,430	$380	$128,477
(Loss) income before income tax (benefit) expense (1)	(988)	3,050	10,440	4,000	(16,756)	(254)
Identifiable assets	400,709	110,536	341,736	73,953	—	926,934
Three Months Ended June 30, 2017
Total revenues	$52,763	$15,984	$38,739	$13,720	$375	$121,581
(Loss) income before income tax (benefit) expense (2)	(2,370)	2,465	9,570	799	(5,377)	5,087
Identifiable assets	456,071	108,698	339,337	52,570	—	956,676
Six Months Ended June 30, 2018
Total revenues	$96,512	$35,777	$87,741	$39,037	$894	$259,961
(Loss) income before income tax (benefit) expense (1)(3)	(2,354)	6,879	22,349	8,680	(29,911)	5,643
Six Months Ended June 30, 2017
Total revenues	$106,156	$32,466	$75,451	$27,663	$680	$242,416
(Loss) income before income tax (benefit) expense (4)	(6,313)	5,296	19,508	1,913	(11,506)	8,898

Notes:

(1)

During the three and six months ended June 30, 2018, the Company incurred a charge to establish an accrual of $12.0 million for a potential settlement with the SEC of an investigation into the operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures, and incurred related legal fees of $0.2 million. For more information, see Note 19, Contingencies – Legal Matters.

(2)

The Company has restated segment results for the three months ended June 30, 2017, resulting in a decrease in U.S. expenses of $2.7 million and increases in expenses in Canada, Europe and Asia Pacific of $0.7 million, $1.3 million and $0.7 million, respectively.

(3)	During the six months ended June 30, 2018, the Company incurred restructuring charges of $7.2 million related to the elimination of certain positions in the U.S.
(4)

The Company has restated segment results for the six months ended June 30, 2017, resulting in a decrease in U.S. expenses of $5.3 million and increases in expenses in Canada, Europe and Asia Pacific of $1.3 million, $2.5 million and $1.5 million, respectively.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Execution Services	$89,959	$86,797	$184,315	173,084
Workflow Technology	27,112	23,352	53,687	46,452
Analytics	11,026	11,057	21,065	22,200
Corporate (non-product)	380	375	894	680
Total Revenues	$128,477	$121,581	$259,961	$242,416

The product group revenues noted above are consistent with the revenues recognized under ASC 606, except that the table includes revenue of $0.6 million and $1.1 million, respectively, for the three and six months ended June 30, 2018 in Analytics for functionality that is not a separate performance obligation from products and services provided by Workflow Technology and Execution Services.

(17) Dividend Program

During the three months ended June 30, 2018, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans. Dividends declared and paid during the six months ended June 30, 2018 totaled $0.14 per share for $4.6 million, including less than $0.1 million in stock under the Company’s equity award plans.

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

(19) Contingencies – Legal Matters

The Company is presently engaged in discussions with the SEC staff regarding a possible resolution of an investigation relating to the operational features of the U.S. POSIT alternative trading system and access to U.S. POSIT data, together with certain related disclosures.

With regard to the operational features of U.S. POSIT, the potential resolution is focused on: (i) the technological infrastructure supporting the matching engine from 2010 through mid-2014, which affected the ability of mainly clients engaged in low-latency trading to interact with other POSIT flow and (ii) a delay feature added in 2014 to ITG’s Liquidity Guard anti-gaming technology designed to prevent latency arbitrage by temporarily preventing day orders submitted by certain clients engaged in low-latency trading from interacting with day orders from other clients.  The potential resolution is also focused on: (i) overbroad internal access to, and internal sharing of, U.S. POSIT data, (ii) between October 2010 and July 2015, the sharing of anonymized lists of the top 100 symbols executed in U.S. POSIT and the top 100 symbols sent to U.S. POSIT as immediate-or-cancel orders on the prior trading day mainly with clients or prospective clients engaged in low-latency trading, (iii) between June 2009 and November 2017, the sharing of a venue analysis report that contained up to 15 symbols (and associated aggregated, anonymized volume) executed in U.S. POSIT on the prior trading day with users of the Company’s algorithms and (iv) instances of sharing of anonymized U.S. POSIT execution information with clients.

The Company has taken meaningful remedial actions during the course of the SEC’s investigation, including imposing additional limitations on access to U.S. POSIT data as well as enhancing POSIT’s Form ATS and other disclosures.

While the Company is engaged in discussions with the SEC staff to resolve the investigation, there can be no assurance that these discussions will be successful. Based on recent discussions, the Company incurred a charge of $12.0 million during the three and six months ended June 30, 2018 to establish an accrual for a potential settlement of this matter. The SEC staff has indicated that they will recommend this penalty amount to the Commission. The Company also incurred approximately $0.2 million in legal fees associated with this matter during the second quarter of 2018.  Resolution of the matter is subject to further discussions with the SEC staff and agreement with the SEC staff on the terms of a settlement, which would be subject to review and approval by the Commission. The Company cannot predict the timing of any settlement or the ultimate resolution of the SEC investigation.  It is possible that a materially higher amount than the amount accrued could be required to achieve a resolution of the matter. In addition, the Company cannot predict the impact that the matter may have on its business going forward.

In addition to the above, the Company’s broker-dealer subsidiaries are subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which the Company is cooperating. Such investigations and other proceedings may result in judgments, settlements, fines, disgorgements, penalties, injunctions or other relief. Given the inherent uncertainties and the current stage of these inquiries, and the Company’s ongoing reviews, the Company is unable to predict the outcome of these matters at this time.

The Company is not a party to any pending material legal proceedings other than claims and lawsuits arising in the ordinary course of business, except a putative class action lawsuit and a derivative action have been filed with respect to the Company and certain of its current and former directors and/or executives in connection with the Company’s announcement of the SEC matter described in the following paragraph (and other related actions could be filed).

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

On April 19, 2018, the Company reached an agreement in principle to settle the consolidated securities class action lawsuit. In exchange for a release of claims and a dismissal with prejudice, the settlement includes a payment to class members of $18 million, which is well within the policy limits of, and is expected to be paid by, the Company’s insurance carrier. The condensed consolidated statements of financial condition as of June 30, 2018 include a payable to class members of $18.0 million in accounts payable and accrued expenses (also, see Note 11, Accounts Payable and Accrued Expenses) that is fully offset by a receivable from the Company’s insurance carrier in other assets. As a result, the settlement is not expected to impact the Company’s results. The settlement reached is solely to eliminate the uncertainties, burden and expense of further protracted litigation and does not constitute an admission of liability by the Company or its current or former executives or directors.  Specifically, the Company and its current and former executives and directors deny any liability or responsibility for the claims made and make no admission of any wrongdoing. The parties anticipate entering into a final settlement agreement outlining the complete terms of the settlement. The settlement is subject to certain conditions, including, among others, preliminary and final court approval and notice to the class of plaintiffs in the lawsuit. There is no assurance that a final settlement will be completed, court approval will be obtained or that class member participation will be sufficient.

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

In 2018, we changed the way we measure the profitability of our regional segments to reflect the global nature of our business operations. Certain costs for senior management, product management, marketing, management information systems and infrastructure that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, we have restated previously reported segment results for the prior-year periods to reflect these changes.

Sources of Revenues

Revenues from our products and services are generated from commissions and fees, recurring (subscriptions) and other sources.

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”) and (iii) commission sharing arrangements between ITG Net (our private value‑added FIX‑based financial electronic communications network) and third‑party brokers and alternative trading systems whose trading products are made available to our clients on our order management system (“OMS”), and our execution management system (“EMS”), including the new Algo Wheel functionality we have embedded within Triton. The Algo Wheel is a broker-neutral tool for allocating trades to broker algorithms in an unbiased systematic fashion using a quantifiable method for evaluating and rewarding brokers for execution performance. We also have commission sharing arrangements for our Single Ticket Clearing service and our RFQ‑hub request‑for‑quote service. Because commissions are earned on a per‑transaction basis, such revenues fluctuate from period-to-period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by the existence of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer‑to‑computer links to customers through ITG Net and third‑party networks and phone orders from our customers.

Recurring revenues are derived from the following primary sources: (i) connectivity fees generated for providing the sell-side the ability to receive orders from, and send indications of interest to, the buy‑side and for the sell‑side to receive requests‑for‑quotes through RFQ‑hub, (ii) software and analytical products and services and (iii) maintenance and customer technical support for our OMS.

Other revenues primarily include: (1) the net spread on foreign exchange transactions executed on a principal basis to facilitate equity trades by clients in different currencies, as well as on other foreign exchange transactions unrelated to equity trades, (2) non-recurring consulting services, such as one-time implementation and customer training related activities, (3) investment income from treasury activity, (4) interest income on securities borrowed in connection with customers’ settlement activities, (5) market gains/losses resulting from temporary positions in securities assumed in the normal course of agency trading (including trade errors and client trade accommodations), (6) non‑recurring gains and losses such as divestitures, (7) fees earned for clearing securities transactions on behalf of other broker-dealers and (8) fees earned for commission aggregation services.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), management uses certain “non-GAAP financial measures” as such term is defined in Regulation G promulgated by the SEC. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in, or excluded from, the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Management believes the presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations, and therefore a more complete understanding of factors affecting our business than U.S. GAAP measures alone. In addition, management believes the presentation of these measures is useful to investors for period‑to‑period comparison of results as the items described below reflect certain unique and/or non‑operating items such as acquisitions, divestitures, restructuring charges, write‑offs and impairments, charges associated with litigation or regulatory matters together with related expenses or items outside of management’s control.

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

Reconciliations of adjusted expenses, adjusted pre-tax income, adjusted income tax expense and adjusted net income to expenses, (loss) income before income tax expense, income tax expense and net (loss) income and related per share amounts as determined in accordance with U.S. GAAP for the three and six months ended June 30, 2018 are provided below (dollars in thousands except per share amounts).  There were no such adjustments during the three and six months ended June 30, 2017.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Total expenses	$128,731	$254,318
Less:
SEC settlement accrual and related fees (1)	(12,216)	(12,216)
Restructuring (2)	—	(7,165)
Adjusted expenses	$116,515	$234,937

(Loss) income before income tax expense	$(254)	$5,643
Effect of adjustments	12,216	19,381
Adjusted pre-tax income	$11,962	$25,024

Income tax expense	$2,781	$4,301
Tax effect of adjustments (1)(2)	—	—
Reduction in tax reserves (3)	—	$1,862
Adjusted income tax expense	$2,781	$6,163

Net (loss) income	$(3,035)	$1,342
Net effect of adjustments	12,216	17,519
Adjusted net income	$9,181	$18,861

Diluted (loss) income per share	$(0.09)	$0.04
Net effect of adjustments	0.36	0.51
Adjusted diluted income per share	$0.27	$0.55

(1)

During the three and six months ended June 30, 2018, we incurred a charge to establish an accrual of $12.0 million for a potential settlement with the SEC of an investigation into the operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures, and incurred related legal fees of $0.2 million. Due to non-deductibility of the settlement charge and the full valuation allowance on U.S. deferred tax assets, there is no tax effect on this adjustment. For more information, see Note 19, Contingencies – Legal Matters, to the condensed consolidated financial statements.

(2)

During the six months ended June 30, 2018, we incurred restructuring charges of $7.2 million related to the elimination of certain positions in the U.S. Due to the full valuation on U.S. deferred tax assets, there is no tax effect on this adjustment.

(3)	During the six months ended June 30, 2018, we resolved a multi-year tax contingency in the U.S. and reduced tax reserves by $1.9 million.

Executive Summary for the Quarter Ended June 30, 2018

Consolidated Overview

Our overall results for the second quarter were strong, with solid performance from our international operations and continued growth in global commission share revenues from our Workflow Technology products despite lower levels of market-wide trading activity. Our U.S. loss narrowed sequentially, due in part to improved market share as well as the impact of cost savings measures taken in the first quarter of 2018.

Our revenues during the second quarter of 2018 were $128.5 million, up 6% from revenues of $121.6 million in the second quarter of 2017. We incurred a GAAP net loss of $3.0 million, or $0.09 per diluted share inclusive of a charge of $12.0 million to establish an accrual for a potential settlement of an SEC investigation along with related legal fees of $0.2 million, for a combined impact of $0.36 per share.

We are presently engaged in discussions with the SEC staff regarding the possible resolution of an investigation relating to operational features of the U.S. POSIT alternative trading system and access to U.S. POSIT data, together with certain related disclosures. We have taken meaningful remedial actions during the course of this investigation, including imposing additional limitations on access to U.S. POSIT data as well as enhancing POSIT’s Form ATS and other disclosures. It is possible that an amount materially higher than the amount accrued could be required to achieve a resolution and we cannot predict the impact the matter will have on our business going forward. For more information, see Note 19, Contingencies – Legal Matters, to the condensed consolidated financial statements.

On an adjusted basis, we generated net income of $9.2 million, or $0.27 per diluted share, compared with net income of $4.6 million, or $0.14 per diluted share in the second quarter of 2017.

Second quarter 2018 results continued to reflect the impact of a new accounting rule, implemented in January 2018, which requires global commission revenues attributed to analytics products under bundled arrangements to be recognized over the course of the annual service period. This change resulted in the deferral of $1.1 million in commission revenues in the second quarter of 2018, which was lower than the $3.8 million commission revenue deferral in the first quarter of 2018. These revenue deferrals are expected to be recognized in the second half of the year. This accounting change also accelerated the recognition of software license fees, increasing revenues by $0.4 million during the three months ended June 30, 2018.

We are continuing our focus on the execution of our Strategic Operating Plan (“SOP”), which aims to enhance global capabilities in liquidity, execution, analytics and workflow technology solutions. As of June 30, 2018, our total investment under the plan since its inception in late July 2016 is approximately $32 million. The total cost reduction measures we have implemented since launching the SOP have resulted in annual savings of more than $30 million. These savings are fully funding investments we are making under the SOP and in strategic hires.

Segment Discussions

In 2018, we changed the way we measure the profitability of our regional segments to reflect the global nature of our business operations. Certain expenses that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, we have restated previously reported segment results for the three and six months ended June 30, 2017. The impact on the previously reported results for the second quarter of 2017 was a decrease in U.S. expenses of $2.7 million and increases in expenses in Canada, Europe and Asia Pacific of $0.7 million, $1.3 million and $0.7 million, respectively.

In the U.S., our average daily volume (“ADV”) was 3% lower than the first quarter of 2018 and 10% lower than the second quarter of 2017. Consolidated market-wide trading activity was down 10% from the volatile first quarter of 2018 and flat compared to the second quarter of 2017. Overall revenues were down 9% as compared to the prior-year quarter, reflecting in part decreased trading in our POSIT Alert block crossing system, a decline in lower-margin sell-

side trading and the impact of the commission deferral. These decreases were offset in part by an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel.

Our trading activity in Canada was robust during the quarter, with commissions up 13% as compared to the second quarter of 2017. Average daily volume executed in our Canadian broker was 16% higher than the second quarter of 2017, while market-wide volumes were down 6% versus the prior-year quarter. Overall revenues were up 11% compared to the prior-year quarter.

In Europe, our executed daily value decreased 6% in British pound terms compared to the second quarter of 2017 versus a 1% decrease in daily market-wide trading activity due to implementation of the dark pool volume caps under the new Markets in Financial Instruments Directive (“MiFID”) II regulations. Despite the drop in value traded, overall revenues were up 11% versus the second quarter of 2017, driven in part by a 36% increase, in British pound terms, in value traded in our POSIT Alert block crossing system, whose large-in-scale executions are generally exempt from the volume caps, strong growth in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel and currency movements.

In Asia Pacific, we achieved another quarter of strong performance, driven by increased use of algos, our POSIT Alert block crossing system and portfolio trading services. Market-wide daily value traded in our five largest regional markets was up 19% versus the second quarter of 2017, while our daily value traded was up 53%. Overall Asia Pacific revenues rose 42% over the prior-year quarter.

Corporate activity in the second quarter of 2018 reduced GAAP pre-tax income and adjusted pre-tax income by $16.7 million and $4.5 million, respectively. Corporate activity in the second quarter of 2017 reduced pre-tax income by $5.4 million.

Capital Resource Allocation

During the second quarter of 2018, we repurchased 102,647 shares under our authorized repurchase program for $2.2 million, or an average cost of $21.09 per share. On a year-to-date basis, we have repurchased 292,980 shares for $5.7 million, or $20.27 per share. We also maintained our $0.07 quarterly dividend program, paying out $2.3 million in cash.

Our goal over the long term is to use our share repurchase program to offset dilution from the issuance of stock under employee compensation plans, although the number of shares repurchased may vary from period-to-period. We may repurchase additional shares opportunistically, depending on various factors including, among others, market conditions and competing needs for the use of our capital. We have suspended share repurchases under our program pending the final resolution of the U.S. POSIT matter with the SEC.

Results of Operations — Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

U.S. Operations

	Three Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$35,039	$40,089	$(5,050)	(13)%
Recurring	12,191	11,882	309	3%
Other	796	792	4	1%
Total revenues	48,026	52,763	(4,737)	(9)%
Expenses:
Compensation and employee benefits	21,477	24,230	(2,753)	(11)%
Transaction processing	7,900	10,047	(2,147)	(21)%
Other expenses	19,637	20,856	(1,219)	(6)%
Total expenses	49,014	55,133	(6,119)	(11)%
Loss before income tax	$(988)	$(2,370)	$1,382	58%

*  Restated for comparability purposes, resulting in a decrease in U.S. expenses of $2.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

The 13% decline in commissions and fees was attributable to reduced trading in our POSIT Alert block crossing system, a reduction in lower-margin sell-side trading and the spin-out of our derivatives business to the Matrix venture in mid-February of this year. Our average commission rate declined slightly to $0.0035 in the second quarter of 2018 from $0.0036 in the prior-year period. Although our market share increased sequentially to 1.93% in the second quarter of 2018 from 1.80% in the first quarter of 2018, it was still below the 2.15% share we achieved in the second quarter of 2017. In addition, the new revenue recognition standard we adopted at the beginning of the year resulted in a $0.3 million reduction to commissions and fees attributable to bundled commission arrangements for analytics products during the second quarter of 2018. We expect to recognize these deferred commissions and the $2.0 million of deferred commissions from the first quarter of 2018 in the second half of the year.

	Three Months Ended June 30,
U.S. Operations: Key Indicators*	2018	2017	Change	% Change
Total trading volume (in billions of shares)	8.5	9.3	(0.8)	(9)%
Average trading volume per day (in millions of shares)	132.6	147.7	(15.1)	(10)%
Average revenue per share	$0.0035	$0.0036	$(0.0001)	(3)%
U.S. market trading days	64	63	1	2%

* Excludes activity from the trading of derivatives and Latin America equities, commission share arrangements and the deferral of commissions under bundled trading arrangements for analytics products.

Recurring revenues increased 3% from the second quarter of 2017 primarily due to an increase in OMS license fees from the revenue acceleration required by the new accounting standard that was offset by a decrease in connectivity revenue.

Other revenues increased slightly from the second quarter of 2017 as an increase in fees earned for commission aggregation services was mostly offset by a decrease in market data tape rebate revenue.

Compensation and employee benefits decreased 11% from the prior-year period primarily due to the impact of cost savings measures taken in the first quarter of 2018 and employee termination costs incurred in the second quarter of 2017 of $1.2 million.

Transaction processing costs decreased 21% compared to the second quarter of 2017, outpacing the 10% reduction in ADV as a result of the impact of the spin-out of our derivatives business to the Matrix venture in mid-February 2018 and reduced trade execution costs from lower liquidity taking.  As a percentage of commissions and fees, transaction processing costs decreased to 22.5% in the current period from 25.1% during the prior-year period due to the factors mentioned above, slightly offset by the impact of deferring commissions and fees attributable to bundled arrangements for analytics products.

Other expenses decreased 6% compared to the prior-year period due to a decrease in occupancy and equipment costs related to the reduction of office space in our New York headquarters completed in late December 2017. We also had lower market data and travel and entertainment costs.

Canadian Operations

	Three Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$15,438	$13,604	$1,834	13%
Recurring	1,235	1,284	(49)	(4)%
Other	1,057	1,096	(39)	(4)%
Total revenues	17,730	15,984	1,746	11%
Expenses:
Compensation and employee benefits	5,106	4,905	201	4%
Transaction processing	3,209	2,780	429	15%
Other expenses	6,365	5,834	531	9%
Total expenses	14,680	13,519	1,161	9%
Income before income tax	$3,050	$2,465	$585	24%

*  Restated for comparability purposes, resulting in an increase in Canadian expenses of $0.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $0.6 million and $0.4 million, respectively, resulting in an increase of $0.2 million to pre-tax income.

Overall commissions and fees increased 13% compared to the second quarter of 2017, including a $0.5 million favorable currency impact. The ADV in our Canadian broker grew by 16% as compared to the prior-year period despite a 6% decline in market-wide volumes due to growth from both buy-side and sell-side clients. We also achieved growth in ADV of 20% in our MATCHNow marketplace as compared to the prior-year period.

Recurring revenues decreased 4% compared to the second quarter of 2017 due to a decrease in connectivity fees. Other revenues decreased 4% due to a decline in revenue earned on foreign exchange transactions.

Compensation and employee benefits costs increased 4% compared to the second quarter of 2017 primarily due to the impact of unfavorable currency movements.

Transaction processing costs increased 15% compared to the second quarter of 2017, in line with the 16% growth in the ADV of our Canadian broker. As a percentage of commissions and fees, transaction processing costs remained relatively unchanged at 20.8% in the second quarter of 2018 compared to 20.4% in the second quarter of 2017.

Other expenses increased 9% compared to the second quarter of 2017 due to increases in hardware and software maintenance, connectivity, consulting and legal expenses.

European Operations

	Three Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues
Commissions and fees	$38,373	$34,859	$3,514	10%
Recurring	4,699	4,048	651	16%
Other	(161)	(168)	7	4%
Total revenues	42,911	38,739	4,172	11%
Expenses:
Compensation and employee benefits	11,356	10,038	1,318	13%
Transaction processing	10,371	9,821	550	6%
Other expenses	10,744	9,310	1,434	15%
Total expenses	32,471	29,169	3,302	11%
Income before income tax	$10,440	$9,570	$870	9%

*  Restated for comparability purposes, resulting in an increase in European expenses of $1.3 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Overall currency rate changes in the European region increased revenues and expenses by $2.3 million and $1.6 million, respectively, resulting in an increase of $0.7 million to pre-tax income. This increase in pre-tax income was largely attributable to the strengthening of the Euro as revenues and expenses originated in British pounds largely offset each other.

Commissions and fees increased 10% over the second quarter of 2017, which included $2.1 million in growth from favorable currency movements. The remaining growth was attributable to a record level of value traded in our POSIT Alert block crossing system, growth in algorithmic trading and an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel. These increases were partially offset by reduced levels of non-block trading in POSIT from the implementation in March of the dark pool volume caps required under the MiFID II regulations.

Recurring revenues increased 16% from the prior-year period due to higher billed analytics revenues from delivery timing, new revenues for research payment account (“RPA”) administration fees as a result of MiFID II regulations for unbundling that went into effect in January 2018 and higher connectivity fees. Other revenues were comparable to the prior-year period, primarily reflecting the impact of client trade accommodations.

Compensation and employee benefits increased 13% from the second quarter of 2017 due to increases in salaries and incentive compensation, as well as the unfavorable impact of currency movements.

Transaction processing costs increased 6% from the second quarter of 2017, primarily due to a $0.6 million increase from unfavorable currency movements. The less than 1% decline in transaction processing costs excluding the impact of currency was below the 6% reduction in average daily value traded in British pound terms due to an increase in rebates paid to introducing firms and the impact of a lower crossing rate in POSIT. As a percentage of commissions and fees, transaction processing costs decreased to 27.0% in the second quarter of 2018 from 28.2% in the prior-year quarter.

Other expenses increased 15% from the second quarter of 2017 due to higher costs for facilities, software, and market data. In addition, other expenses increased by $0.4 million from the unfavorable impact of currency movements.

Asia Pacific Operations

	Three Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$17,601	12,012	$5,589	47%
Recurring	1,957	1,719	238	14%
Other	(128)	(11)	(117)	nm
Total revenues	19,430	13,720	5,710	42%
Expenses:
Compensation and employee benefits	5,395	5,165	230	4%
Transaction processing	4,489	2,834	1,655	58%
Other expenses	5,546	4,922	624	13%
Total expenses	15,430	12,921	2,509	19%
Income before income tax	$4,000	$799	$3,201	401%

*  Restated for comparability purposes, resulting in an increase in Asia Pacific expenses of $0.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

nm – not meaningful

Currency translation increased total Asia Pacific revenues and expenses by $0.2 million and $0.1 million, respectively, resulting in an increase of $0.1 million to pre-tax income.

Commissions and fees increased 47% over the second quarter of 2017 due to record trading in our POSIT Alert block crossing system and strong growth in algorithmic trading and portfolio trading. We also benefitted from higher commission sharing revenues from trades executed via our Triton EMS and the Algo Wheel. Our average daily value traded in the region increased by 53%, outperforming the 19% increase in average daily value traded market-wide.

Recurring revenues increased 14% compared to the second quarter of 2017 due primarily to an increase in connectivity fees, while other revenues decreased due to a larger impact from client trade accommodations.

Compensation and employee benefits increased 4% compared to the second quarter of 2017 primarily due to employee termination costs and higher incentive compensation, offset in part by an increase in capitalized compensation for software development.

Transaction processing costs increased 58% compared to the second quarter of 2017, which was slightly higher than the 53% growth in daily value executed, due primarily to the impact of a higher proportion of our trading in markets where costs are higher. As a percentage of commissions and fees, transaction processing costs increased to 25.5% from 23.6% in the second quarter of 2017 due primarily to the impact of a lower average commission rate.

Other expenses increased 13% over the second quarter of 2017 due to costs for expanded office space in Hong Kong, higher hardware and software costs and an increase in market data fees.

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

In the second quarter of 2018, we incurred a pre-tax loss from Corporate activities of $16.7 million, reflecting $0.4 million of investment income and $17.1 million of costs, compared to a pre-tax loss of $5.4 million in the prior-year period, reflecting $0.4 million of investment income and $5.8 million of costs. Corporate costs in the second quarter of 2018 included a charge of $12.0 million to establish an accrual for a potential settlement with the SEC of the U.S. POSIT matter along with related legal fees of $0.2 million. For more information, see Note 19, Contingencies – Legal Matters, to the condensed consolidated financial statements. On an adjusted basis excluding this charge, corporate costs were $4.9 million, a decrease from the prior-year period due to lower legal fees, offset in part by higher general taxes, corporate insurance premiums and tax consulting fees. We expect legal expenses within Corporate to increase in the third quarter of 2018 as we seek to resolve the U.S. POSIT matter. Corporate costs, including legal fees, can vary from period-to-period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

We incurred tax expense of $2.8 million on a pre-tax loss of $0.2 million during the three months ended June 30, 2018 due primarily to taxes incurred on pre-tax profits in Europe and Canada and the impact of the non-deductible $12.0 million charge taken to establish a settlement accrual for the U.S. POSIT matter. We are not incurring tax expense on pre-tax profits in Asia Pacific due to fully reserved tax loss carryforwards. Our effective tax rate was 8.7% in the second quarter of 2017 due in part to a tax benefit recorded on losses in the U.S. In the third quarter of 2017, we recorded a full valuation allowance against our U.S. deferred tax assets and discontinued recording any tax benefits on U.S. losses.

Our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

U.S. Operations

	Six Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$70,666	$80,650	$(9,984)	(12)%
Recurring	24,079	23,803	276	1%
Other	1,767	1,703	64	4%
Total revenues	96,512	106,156	(9,644)	(9)%
Expenses:
Compensation and employee benefits	43,886	49,221	(5,335)	(11)%
Transaction processing	16,209	20,995	(4,786)	(23)%
Other expenses	38,771	42,253	(3,482)	(8)%
Total expenses	98,866	112,469	(13,603)	(12)%
(Loss) income before income tax	$(2,354)	$(6,313)	$3,959	nm

*  Restated for comparability purposes, resulting in a decrease in U.S. expenses of $5.3 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

nm – not meaningful

We adopted the new revenue recognition standard on January 1, 2018, which resulted in a $2.3 million reduction in commissions and fees from deferring revenue attributable to bundled commission arrangements for analytics products during the first half of the year. The remaining decline in commissions and fees was attributable to reduced trading in our POSIT Alert block crossing system, a reduction in lower-margin sell-side trading and the spin-out of our derivatives business to the Matrix derivatives venture in mid-February. Our ADV decreased 10% over the first half of 2017 and overall revenue per share remained unchanged from the prior-year period at $0.0036. The decreases in commissions and fees noted above were offset in part by an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel.

	Six Months Ended June 30,
U.S. Operations: Key Indicators*	2018	2017	Change	% Change
Total trading volume (in billions of shares)	16.9	18.7	(1.8)	(10)%
Average trading volume per day (in millions of shares)	135.0	149.3	(14.3)	(10)%
Average revenue per share	$0.0036	$0.0036	$—	—%
U.S. market trading days	125	125	—	—%

* Excludes activity from the trading of derivatives and Latin America equities, commission share arrangements and the deferral of commissions under bundled trading arrangements for analytics products.

Recurring revenues were comparable to the first half of 2017 as an increase in OMS license fees from the revenue acceleration required by the new accounting standard was largely offset by a decrease in connectivity.

Other revenues increased 4% from the first half of 2017 primarily due to the recording of dividend income on short settlements in the current period and an increase in fees earned for commission aggregation services, offset in part by a decrease in market data tape rebate revenue.

Compensation and employee benefits decreased 11% from the prior-year period primarily due to the impact of cost savings measures taken in 2017 and the first quarter of 2018 and employee termination costs incurred in the first half of 2017 of $3.7 million.

Transaction processing costs decreased 23% compared to the first half of 2017, outpacing the 10% reduction in ADV as a result of the impact of the spin-out of our derivatives business to the Matrix venture in mid-February 2018 and reduced trade execution costs from lower liquidity taking.  As a percentage of commissions and fees, transaction processing costs decreased to 22.9% in the current period from 26.0% during the prior-year period due to the factors mentioned above, offset in part by the impact of deferring commissions attributable to bundled arrangements for analytics products.

Other expenses decreased 8% compared to the prior-year period due primarily to decreases in occupancy and equipment expenses related to the reduction of office space in our New York headquarters in late December 2017 and the reduction in office space in Boston in late March 2017. We also had lower market data and travel and entertainment costs.

Canadian Operations

	Six Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$31,215	$27,836	$3,379	12%
Recurring	2,567	2,587	(20)	(1)%
Other	1,995	2,043	(48)	(2)%
Total revenues	35,777	32,466	3,311	10%
Expenses:
Compensation and employee benefits	10,496	9,769	727	7%
Transaction processing	6,152	5,711	441	8%
Other expenses	12,250	11,690	560	5%
Total expenses	28,898	27,170	1,728	6%
Income before income tax	$6,879	$5,296	$1,583	30%

*  Restated for comparability purposes, resulting in an increase in Canadian expenses of $1.3 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $1.2 million and $0.9 million, respectively, resulting in an increase of $0.3 million to pre-tax income.

Overall commissions and fees increased 12% compared to the first half of 2017, including a $1.1 million favorable currency impact. The ADV in our Canadian broker grew by 13% compared to the prior-year period while market-wide volumes declined 4% due to growth from both buy-side and sell-side clients. We also achieved growth in ADV of 28% compared to the first half of 2017.

Recurring revenues were comparable to the prior-year period as an increase in billed revenue for analytics products was offset by a decrease in connectivity fees. Other revenues decreased by 2% due primarily to a decline in revenue earned on foreign exchange transactions.

Compensation and employee benefits costs increased 7% compared to the prior-year period due to the impact of unfavorable currency movements and higher incentive compensation.

Transaction processing costs increased 8% compared to the prior-year period as the impact of a 13% growth in executed daily volume was offset by a higher crossing rate in MATCHNow and a reduction in costs from self-clearing trades in U.S. stocks by Canadian clients. As a percentage of commissions and fees, transaction processing costs decreased to 19.7% compared to 20.5% in the prior-year period.

Other expenses increased 5% from 2017 due to increases in connectivity, hardware and software maintenance, consulting, travel and entertainment and legal expenses.

European Operations

	Six Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues
Commissions and fees	$78,886	$67,640	$11,246	17%
Recurring	9,062	8,030	1,032	13%
Other	(207)	(219)	12	5%
Total revenues	87,741	75,451	12,290	16%
Expenses:
Compensation and employee benefits	22,321	19,900	2,421	12%
Transaction processing	21,894	17,967	3,927	22%
Other expenses	21,177	18,076	3,101	17%
Total expenses	65,392	55,943	9,449	17%
Income before income tax	$22,349	$19,508	$2,841	15%

*  Restated for comparability purposes, resulting in an increase in European expenses of $2.5 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Overall currency rate changes in the European region increased revenues and expenses by $6.6 million and $4.4 million, respectively, resulting in an increase of $2.2 million to pre-tax income. This increase in pre-tax income was largely attributable to the strengthening of the Euro as revenues and expenses originated in British pounds largely offset.

Commissions and fees increased 17% compared to the first half of 2017, which included $6.2 million in growth from favorable currency movements. The remaining growth was attributable to record trading in our POSIT Alert block crossing system, growth in algorithmic trading and an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel. These increases were partially offset by reduced levels of non-block trading in POSIT from the implementation in March of the dark pool volume caps required under the MiFID II regulations.

Recurring revenues increased 13% from the prior-year period due to higher billed analytics revenues from delivery timing, new revenues for RPA administration fees as a result of MiFID II regulations for unbundling that went into effect in January 2018 and higher connectivity fees. Other revenues were comparable to the prior-year period, primarily reflecting the impact of client trade accommodations.

Compensation and employee benefits increased 12% from the prior-year period due to increased salaries and incentive compensation, as well as the unfavorable impact of currency movements.

Transaction processing costs increased 22% from the first half of 2017, which included a $1.7 million increase from unfavorable currency movements. The remaining increase was attributable to an increase in rebates paid to introducing firms, higher costs to execute ETF trades, increased settlement financing and the impact of a lower crossing rate in POSIT. As a percentage of commissions and fees, transaction processing costs increased to 27.8% compared to 26.6% in the prior-year period.

Other expenses increased 17% from the prior-year period due to higher costs for facilities, hardware and software maintenance and market data costs. In addition, other expenses increased by $1.1 million from the unfavorable impact of currency movements.

Asia Pacific Operations

	Six Months Ended June 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$35,253	$24,318	$10,935	45%
Recurring	3,936	3,463	473	14%
Other	(152)	(118)	(34)	(29)%
Total revenues	39,037	27,663	11,374	41%
Expenses:
Compensation and employee benefits	10,640	10,328	312	3%
Transaction processing	8,794	5,665	3,129	55%
Other expenses	10,923	9,757	1,166	12%
Total expenses	30,357	25,750	4,607	18%
Income before income tax	$8,680	$1,913	$6,767	nm

*  Restated for comparability purposes, resulting in an increase in Asia Pacific expenses of $1.5 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

nm – not meaningful

Currency translation increased total Asia Pacific revenues and expenses by $0.6 million and $0.2 million, respectively, resulting in an increase of $0.4 million to pre-tax income.

Commissions and fees increased 45% over the prior-year period due to record trading in our POSIT Alert block crossing system and strong growth in algorithmic trading and portfolio trading. We also benefitted from higher commission sharing revenues from trades executed via our Triton EMS and the Algo Wheel and for trading technology licensed to regional broker-dealers. Our average daily value traded in the region increased by 60%, outperforming the 34% increase in average daily value traded market-wide.

Recurring revenues increased 14% over the first half of 2017 due primarily to an increase in connectivity revenue, while other revenues decreased due to a larger impact from client trade accommodations.

Compensation and employee benefits increased 3% over the prior-year period primarily due to employee termination costs and higher incentive compensation, offset in part by an increase in capitalized compensation for software development.

Transaction processing costs increased 55% over the first half of 2017, which was slightly less than the 60% growth in daily value executed. As a percentage of commissions and fees, transaction processing costs increased to 24.9% from 23.2% in the prior-year period.

Other expenses increased 12% over the prior-year period due to costs for expanded office space in Hong Kong, higher hardware and software costs and an increase in market data fees.

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

In the first half of 2018, we incurred a pre-tax loss from Corporate activities of $29.9 million, reflecting $0.9 million of investment income and $30.8 million of costs, compared to a pre-tax loss of $11.5 million in the prior-year period, reflecting $0.7 million of investment income and $12.2 million of costs. Corporate costs in the first half of 2018 included a charge of $12.0 million to establish an accrual for a potential settlement of the U.S. POSIT matter along with related legal fees of $0.2 million and a restructuring charge of $7.2 million to eliminate certain positions in the U.S. On an adjusted basis excluding these charges, corporate costs were $11.4 million, a decrease from the prior-year period due to lower legal fees, offset in part by higher general taxes, corporate insurance premiums and tax consulting fees. Corporate costs, including legal fees, can vary from period-to-period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

Our effective tax rate was 76% on our pre-tax income in the first half of 2018 compared to a benefit rate of 11.8% on our pre-tax income in the first half of 2017. Our effective tax rate in the first half of 2018 primarily reflects the impact of the non-deductible $12.0 million charge taken to establish a settlement accrual for the U.S. POSIT matter, offset in part by a $1.9 million benefit to reverse tax reserves following the resolution of uncertain tax positions in the U.S. for fiscal years 2011 and 2012 and significantly higher profits generated in Asia Pacific, where we are not incurring tax expense due to fully reserved loss carryforwards. The benefit rate in the first half of 2017 included the impact of a tax benefit recorded on losses in the U.S. In the third quarter of 2017, we recorded a full valuation allowance against our U.S. deferred tax assets and discontinued recording any tax benefits on U.S. losses.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At June 30, 2018, unrestricted cash and cash equivalents totaled $236.4 million. Included in this amount is $90.8 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the internal capital structure of our foreign subsidiaries and the inclusion of foreign earnings and profits in U.S. taxable income pursuant to the Tax Cuts and Jobs Act, we do not anticipate a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of taxable dividends in the foreseeable future.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At June 30, 2018, we had interest‑bearing security deposits totaling $39.1 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from non-standard settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 26, 2018, we entered into a new $150 million 364‑day revolving credit agreement (the “Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent (see Note 12, Borrowings, to the condensed consolidated financial statements).

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $3.4 million at June 30, 2018. In Europe, we maintained $5.1 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $37.9 million at June 30, 2018. As part of our European settlement activities, we may need to temporarily finance customer securities positions from non-standard settlements or delivery failures.  These financings may be funded from existing cash resources or short-term bank loans under uncommitted overdraft facilities with our clearing agent and a commercial bank.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Six Months Ended June 30,
(in thousands)	2018	2017
Net income	$1,342	$9,945
Non-cash items included in net income	37,295	26,003
Effect of changes in receivables/payables from/to customers and brokers	(11,707)	(19,466)
Effect of changes in other working capital and operating assets and liabilities	(7,472)	(36,938)
Net cash provided by (used in) operating activities	$19,458	$(20,456)

Our operating activities resulted in net cash provided during the six months ended June 30, 2018, compared to a net use of cash in the prior-year period.  This was due to an increase to the adjustment for non-cash items included in net income as the prior-year period included a significant negative adjustment for deferred taxes in the U.S. We also had a decrease in cash temporarily tied up in settlement receivables that was offset by reduced short-term bank borrowings in our financing activities. In addition, we had a lower reduction of cash from other working capital items due in part to the impact of the settlement accrual for the U.S. POSIT matter and an increase in accrued research payables under client commission arrangements.

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

Investing Activities

Net cash used in investing activities of $21.5 million during the six months ended June 30, 2018 primarily includes investments in software development and asset purchases of computer hardware, software and office equipment, as well as $0.6 million of cash included in our investment in the Matrix derivatives venture.

Financing Activities

Net cash used in financing activities of $46.1 million primarily reflects repayment of short‑term bank borrowings that are used to support our settlement activities, shares withheld for net settlements of share-based awards and capital returns through repurchases of our stock and our dividend program.

During the first six months of 2018, we repurchased approximately 0.7 million shares of our common stock at a cost of $14.1 million, which was funded from our available cash resources. Nearly 0.3 million of these shares were purchased under our Board of Directors’ authorization for a total cost of $5.7 million (average cost of $20.27 per share) and 0.4 million of these shares were repurchased for $8.4 million pertaining solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. In February 2018, the Board of Directors increased our share repurchase authorization by an additional 4.0 million shares. As of June 30, 2018, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.3 million. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. We have suspended share repurchases under our program pending the final resolution of the U.S. POSIT matter with the SEC.

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

Net capital balances and the amounts in excess of required net capital at June 30, 2018 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$81,659	$80,659
AlterNet	5,447	5,347

As of June 30, 2018, ITG Inc. had $9.2 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $3.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at June 30, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$23,118	$22,738
European Operations
Ireland	43,807	13,648
U.K.	1,513	526
Asia Pacific Operations
Australia	29,273	15,746
Hong Kong	3,137	2,747
Singapore	1,122	1,049

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

As of June 30, 2018, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

There has been no significant change to such arrangements and obligations since December 31, 2017.

New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this ASU expand the scope of ASC 718 to include share-based payment awards to nonemployees, which were previously covered under Subtopic 505-50: Equity – Equity-Based Payments to Non-Employees.  ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  The new guidance is not expected to have any effect on our financial statements.

In January 2017, the FASB issued ASU 2017‑04, Intangibles – Goodwill and other (Topic 350): Simplifying the test for goodwill impairment. The amendments in this ASU address concerns over the cost and complexity of the two-step goodwill impairment test and removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. ASU 2017‑04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the new guidance and have not yet determined the impact of adoption on our financial statements.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides entities with an alternative transition method of adoption in addition to the previously required modified retrospective transition approach.  Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated, whereas under the modified retrospective transition approach, leases are to be recognized and measured at the beginning of the earliest period presented in the financial statements. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply.  We have not yet selected a transition method of adoption.

We have completed the assessment phase of our evaluation of this guidance, where we identified and assessed the complete population of our lease arrangements, which includes real estate leases, equipment leases and equipment lease arrangements embedded within our service contracts. Real estate leases pertaining to office space and data centers make up the majority of our lease arrangements. We are currently in the design and implementation phase of our assessment, which includes collecting and reviewing the data inputs required to calculate the financial statement impact of the new guidance, evaluating the transition expedients and other accounting policy elections required to develop a formal accounting policy and developing preliminary updates to processes and internal controls as a result of adopting this new guidance.

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

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements—Note 19. Contingencies—Legal Matters” and is incorporated herein by reference.

Item 1A. Risk Factors

Risk factors describing the major risks to our business can be found under Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.  Except for the addition of the risk factor below, there have been no material changes to the risk factors included in our Form 10-K.

The SEC investigation regarding the operational features of U.S. POSIT and access to U.S. POSIT data, and any settlement and/or litigation resulting from such investigation, could negatively impact our business, reputation and financial condition.

As discussed in Note 19, Contingencies—Legal Matters, to the condensed consolidated financial statements, we are presently engaged in discussions with the SEC staff regarding a possible resolution of an investigation relating to the operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures.  The Company has taken meaningful remedial actions during the course of the SEC’s investigation, including imposing additional limitations on access to U.S. POSIT data as well as enhancing POSIT’s Form ATS and other disclosures.

While the Company is engaged in discussions with the SEC staff to resolve the investigation, there can be no assurance that these discussions will be successful. Based on recent discussions, we incurred a charge of $12.0 million during the second quarter 2018 to establish an accrual for a potential settlement of this matter. The SEC staff has indicated that they will recommend this penalty amount to the Commission. The Company also incurred approximately $0.2 million in legal fees associated with this matter during the second quarter of 2018. Resolution of the matter is subject to agreement with the SEC staff on the terms of a settlement, followed by review and approval by the Commission.  We cannot predict the timing of any settlement or what the ultimate resolution of the SEC investigation will be. It is possible that a materially higher amount than the amount accrued could be required to achieve a resolution of the matter. If we are not successful in settling the matter on acceptable terms or if the necessary settlement approvals do not occur, we may either enter into further discussions with the SEC staff to resolve such matter on different terms or conditions or we may enter into litigation with the SEC.  We cannot predict the timing or outcome of any further discussions or subsequent litigation with the SEC.

Even if the investigation is resolved on acceptable terms, there are still potential risks we may face.  Among other possible adverse impacts, customer reaction to the charges or the settlement could result in reputational and financial harm. In addition, we could be subject to further proceedings or sanctions based on the matters at issue in the SEC investigation, including other governmental investigations or private litigation.

The above-described contingencies and risks could materially and adversely affect our business, consolidated financial position, cash flows, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first six months of 2018, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2018
To: January 31, 2018	163,434	$21.36	13,425	548,130
From: February 1, 2018
To: February 28, 2018	401,355	19.81	144,006	4,404,124
From: March 1, 2018
To: March 31, 2018	22,902	19.69	22,902	4,381,222
From: April 1, 2018
To: April 30, 2018	25,544	19.79	24,424	4,356,798
From: May 1, 2018
To: May 31, 2018	2,955	20.44	2,500	4,354,298
From: June 1, 2018
To: June 30, 2018	76,221	21.56	75,723	4,278,575
Total	692,411	$20.37	282,980

(a)	This column includes the acquisition of 409,431 common shares from employees in order to satisfy statutory withholding tax requirements upon net settlement of equity awards.
(b)

In February 2018, our Board of Directors authorized the repurchase of an additional 4.0 million shares. This authorization has no expiration date. As of June 30, 2018, there were 4.3 million shares remaining available for repurchase under ITG’s stock repurchase program. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of our capital.

During the first six months of 2018, we repurchased approximately 0.7 million shares of our common stock at a cost of $14.1 million, which was funded from our available cash. Of these shares, nearly 0.3 million were purchased under our Board of Directors’ authorization for a total cost of $5.7 million (average cost of $20.27 per share). In addition, nearly 0.4 million shares repurchased for $8.4 million pertained solely to the satisfaction of statutory withholding tax upon the net settlement of equity awards.  As of June 30, 2018, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.3 million.

During the second quarter of 2018, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 27, 2018, a former employee filed a Statement of Claim requesting a FINRA arbitration, which was followed by his filing of a parallel action in the Commercial Division of New York State Supreme Court on July 30, 2018.  In each case, the former employee alleges that the Company breached the non-disparagement clause in his July 2011 separation agreement and tortiously interfered with his business relations.  The Company intends to defend itself against these claims vigorously.

Item 6. Exhibits

10.1*(†)	Investment Technology Group, Inc. Amended and Restated Employee Stock Purchase Plan.

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: August 8, 2018	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Chief Administrative Officer and Duly Authorized Signatory of Registrant