Form 10-Q
period 2018-09-30
INVESTMENT TECHNOLOGY GROUP, INC.
filed 2018-11-09
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At October 9, 2018, the Registrant had 33,030,064 shares of common stock, $0.01 par value, outstanding.

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

Although we believe our expectations reflected in such forward‑looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations and customer or shareholder reaction to, or further proceedings or sanctions based on, such matters, the volatility of our stock price, changes in tax policy or accounting rules, the ability of the Company to utilize its loss and tax credit carryforwards, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, operational risks related to misconduct or errors by our employees or entities with which we do business, cash flows into or redemptions from equity mutual funds, ability to meet the capital and liquidity requirements of our securities businesses and the related clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions, our ability to attract and retain talented employees, our ability to pay dividends or repurchase our common stock in the future, the completion of the Merger (as defined in Note 20, Subsequent Event, to the condensed consolidated financial statements) in a timely manner or at all, obtaining required governmental approvals of the Merger on the terms expected or on the anticipated schedule, our stockholders failing to approve the Merger, the parties to the Merger Agreement (as defined in Note 20, Subsequent Event, to the condensed consolidated financial statements) failing to satisfy other conditions to the completion of the Merger, or failing to meet expectations regarding the timing and completion of the Merger, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally, risks that the proposed Merger disrupts our current operations and potential difficulties in employee retention as a result of the Merger, risks related to diverting management’s attention from our ongoing business operations, the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement or the Merger, and the amount of the costs, fees, expenses and other charges related to the Merger.

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

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$240,152	$287,452
Cash restricted or segregated under regulations and other	16,990	18,599
Deposits with clearing organizations	80,980	57,388
Securities owned, at fair value	656	1,559
Receivables from brokers, dealers and clearing organizations	257,287	193,907
Receivables from customers	132,940	74,695
Premises and equipment, net	48,865	53,960
Capitalized software, net	42,144	41,259
Goodwill	10,656	11,054
Intangibles, net	13,206	14,040
Income taxes receivable	21	3,917
Deferred tax assets	4,682	4,902
Other assets	43,180	22,124
Total assets	$891,759	$784,856
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$218,002	$166,495
Short-term bank loans	52,272	101,422
Payables to brokers, dealers and clearing organizations	200,804	119,278
Payables to customers	53,010	23,568
Securities sold, not yet purchased, at fair value	987	1
Income taxes payable	4,673	6,003
Deferred tax liabilities	1,800	1,750
Term debt	2,148	3,104
Total liabilities	533,696	421,621
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,748,475 and 52,639,823 shares issued at September 30, 2018 and December 31, 2017, respectively	527	526
Additional paid-in capital	253,325	250,216
Retained earnings	481,550	486,957
Common stock held in treasury, at cost; 19,729,848 and 20,038,809 shares at September 30, 2018 and December 31, 2017, respectively	(349,517)	(353,067)
Accumulated other comprehensive loss (net of tax)	(27,822)	(21,397)
Total stockholders’ equity	358,063	363,235
Total liabilities and stockholders’ equity	$891,759	$784,856

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Commissions and fees	$99,233	$93,475	$315,253	$293,919
Recurring	19,412	18,930	59,056	56,813
Other	2,124	2,126	6,421	6,215
Total revenues	120,769	114,531	380,730	356,947

Expenses:
Compensation and employee benefits	45,244	46,755	136,130	139,433
Transaction processing	23,293	23,428	76,342	73,766
Occupancy and equipment	15,926	14,945	45,756	45,247
Telecommunications and data processing services	12,653	12,189	38,244	36,345
Restructuring charges	3,436	—	10,601	—
Other general and administrative	16,969	18,670	63,792	53,684
Interest expense	489	499	1,463	1,529
Total expenses	118,010	116,486	372,328	350,004
Income (loss) before income tax expense	2,759	(1,955)	8,402	6,943
Income tax expense	2,530	45,012	6,831	43,965
Net income (loss)	$229	$(46,967)	$1,571	$(37,022)
Income (loss) per share:
Basic	$0.01	$(1.42)	$0.05	$(1.12)
Diluted	$0.01	$(1.42)	$0.05	$(1.12)
Basic weighted average number of common shares outstanding	33,002	33,105	32,976	33,060
Diluted weighted average number of common shares outstanding	34,421	33,105	34,202	33,060

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$229	$(46,967)	$1,571	$(37,022)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(799)	5,437	(6,425)	12,193
Other comprehensive (loss) income	(799)	5,437	(6,425)	12,193
Comprehensive loss	$(570)	$(41,530)	$(4,854)	$(24,829)

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2018

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at January 1, 2018	$—	$526	$250,216	$486,957	$(353,067)	$(21,397)	$363,235
Net income	—	—	—	1,571	—	—	1,571
Other comprehensive loss	—	—	—	—	—	(6,425)	(6,425)
Issuance of common stock in connection with restricted stock unit awards (1,098,993 shares)	—	1	(17,854)	—	18,106	—	253
Issuance of common stock for the employee stock purchase plan (30,769 shares)	—	—	523	—	—	—	523
Shares withheld for net settlements of share-based awards (429,560 shares)	—	—	—	—	(8,815)	—	(8,815)
Purchase of common stock for treasury (286,696 shares)	—	—	—	—	(5,814)	—	(5,814)
Dividends declared on common stock	—	—	13	(6,932)	73	—	(6,846)
Share-based compensation	—	—	20,427	—	—	—	20,427
Cumulative effect of accounting change	—	—	—	(46)		—	(46)
Balance at September 30, 2018	$—	$527	$253,325	$481,550	$(349,517)	$(27,822)	$358,063

See accompanying notes to unaudited condensed consolidated financial statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,571	$(37,022)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,145	33,687
Deferred income tax expense (benefit)	584	35,182
Provision for doubtful accounts	401	451
Non-cash share-based compensation	20,427	15,730
Leasehold asset write-off	1,444	—
Goodwill and other asset impairment	—	325
Changes in operating assets and liabilities:
Deposits with clearing organizations	(25,277)	(15,244)
Securities owned, at fair value	902	813
Receivables from brokers, dealers and clearing organizations	(74,091)	(43,275)
Receivables from customers	(61,827)	(33,608)
Accounts payable and accrued expenses	54,089	(18,942)
Payables to brokers, dealers and clearing organizations	87,812	661
Payables to customers	30,197	29,628
Securities sold, not yet purchased, at fair value	1,017	(209)
Income taxes receivable/payable	2,582	2,592
Other, net	(19,214)	(5,685)
Net cash provided by (used in) operating activities	53,762	(34,916)
Cash Flows from Investing Activities:
Investment in venture	(612)	—
Capital purchases	(10,250)	(10,228)
Capitalization of software development costs	(20,361)	(21,014)
Net cash used in investing activities	(31,223)	(31,242)
Cash Flows from Financing Activities:
Repayments of long term debt	(955)	(3,963)
Proceeds from (repayments of) borrowing under short-term bank loans	(47,197)	29,846
Debt issuance costs	(751)	(762)
Common stock issued	776	776
Common stock repurchased	(5,814)	(7,404)
Dividends paid	(6,871)	(6,891)
Shares withheld for net settlements of share-based awards	(8,815)	(10,484)
Net cash (used in) provided by financing activities	(69,627)	1,118
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,821)	(935)
Net decrease in cash, cash equivalents and restricted cash	(48,909)	(65,975)
Cash, cash equivalents and restricted cash—beginning of period	306,051	318,330
Cash, cash equivalents and restricted cash—end of period	$257,142	$252,355

Supplemental cash flow information:
Interest paid	$3,775	$3,412
Income taxes paid, net	$3,661	$7,421

Supplemental disclosure of non-cash investing and financing activities:
Investment in venture	$1,393	$—

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Corporate stocks - trading securities	18	18	—	—
Mutual funds	638	638	—	—
Total	$657	$657	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	987	987	—	—
Total	$987	$987	$—	$—

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$78	$78	$—	$—
Mutual funds	1,481	1,481	—	—
Total	$1,559	$1,559	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	1	1	—	—
Total	$1	$1	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following September 30, 2018, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at September 30, 2018 and December 31, 2017 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

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

Revenue from contracts with customers was $119.3 million and $376.2 million for the three and nine months ended September 30, 2018, respectively. The majority of the Company’s revenues fall under the scope of ASC 606, with the exception of investment and dividend income, gains and losses on temporary securities positions assumed and other miscellaneous income, all of which are presented within the other revenue line item on the condensed consolidated statements of operations. The tables within Note 16, Segment Reporting, provide revenue disaggregated by reportable geographic operating segment and by product group.

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

The net impacts to the condensed consolidated statements of operations of adopting ASC 606 for the three and nine months ended September 30, 2018 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net increase (decrease) in commissions and fees	$2,106	$(2,809)
Net (decrease) increase in recurring revenues	(446)	422
Net increase (decrease) in total revenues	$1,660	$(2,387)

At September 30, 2018, the condensed consolidated statements of financial condition include an increase to receivables from customers of $1.1 million related to the acceleration of license fees and an increase to accounts payable and accrued expenses of $3.7 million related to the deferral of commissions in bundled commission arrangements.

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

The Company’s remaining unsatisfied performance obligations that do not meet the criteria above primarily relate to analytics products and services that have fixed subscription fees. As of September 30, 2018, the future revenue the Company expects to recognize for these performance obligations is not material.

For the three months ended September 30, 2018, the Company recognized revenue of $0.5 million related to performance obligations satisfied in previous periods.

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

Receivables related to contracts with customers were $44.0 million and $38.2 million as of September 30, 2018 and December 31, 2017, respectively. The Company did not identify any contract assets.  There were no impairment losses on receivables as of September 30, 2018.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $10.3 million and $6.9 million as of September 30, 2018 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, the Company recognized revenue of $7.4 million and $21.8 million, respectively, that was initially recorded as deferred revenue.

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

(5) Restructuring Charges

2018 Restructuring

In the first and third quarters of 2018, the Company implemented restructuring plans to improve margins and enhance stockholder returns through the elimination of certain positions in the U.S. and the reduction of office space in Los Angeles.

Activity and liability balances recorded as part of the restructuring plan through September 30, 2018 are as follows (dollars in thousands):

	Employee	Consolidation
	Separation	of Leased
	Costs	Facilities	Total
Restructuring charges recognized - March 31, 2018	$7,165	$—	$7,165
Restructuring charges recognized - September 30, 2018	1,135	2,301	3,436
Total Restructuring Charges - 2018	8,300	2,301	10,601
Cash payments	(3,674)	(360)	(4,034)
Acceleration of share-based compensation	(2,702)	—	(2,702)
Asset write-off	—	(390)	(390)
Balance at September 30, 2018	$1,924	$1,551	$3,475

The payment of the accrued costs for the 2018 restructuring is expected to continue through the first quarter of 2019. The payment of the remaining accrued costs related to the vacated leased facilities will continue through July 2027.

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

Activity and liability balances recorded as part of the restructuring plan through September 30, 2018 are as follows (dollars in thousands):

Amount
Balance at December 31, 2017	$6
Asset write-off	(6)
Balance at September 30, 2018	$—

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

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$240,152	$287,452
Cash restricted or segregated under regulations and other	16,990	18,599
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$257,142	$306,051

(7) Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Corporate stocks - trading securities	$18	$78	$987	$1
Mutual funds	638	1,481	—	—
Total	$656	$1,559	$987	$1

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange-traded funds on behalf of clients.

(8) Income Taxes

The U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was enacted on December 22, 2017, and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Cuts and Jobs Act reduced the U.S. statutory corporate tax rate from 35% to 21% and created new taxes in the U.S. on income in certain foreign controlled corporations, which are referred to as the global intangible low-taxed income tax (“GILTI”), and imposed a new tax on certain related party payments under the base erosion anti-abuse tax (“BEAT”).  The inclusion of income earned in controlled foreign corporations under the GILTI regime did not result in any incremental U.S. tax expense during the three and nine months ended September 30, 2018 due to the impact of U.S. tax losses. The Company does not expect to be subject to the BEAT tax in 2018.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Cuts and Jobs Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its 2017 results. As the Company collects and prepares necessary data and interprets the Tax Cuts and Jobs Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, additional adjustments to the provisional amounts may be made. Information needed to adjust provisional amounts include the completion of all international 2017 income tax returns. These additional adjustments are not expected to materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. We expect the final accounting for the tax effects of the Tax Cuts and Jobs Act to be completed in the fourth quarter of 2018.

A tax benefit from an uncertain tax position may be recognized only if it is more-likely than not that the tax position will be sustained on examination by the taxing authorities. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

During the nine months ended September 30, 2018, the Company realized a $1.9 million tax benefit related to the resolution of a multi-year contingency in the U.S.

The Company maintained reserves for unrecognized tax benefits of $5.7 million at September 30, 2018 and $7.7 million at December 31, 2017. At September 30, 2018, $4.3 million of the unrecognized tax benefits was netted against fully reserved U.S. deferred tax assets. The Company had accrued interest expense related to tax reserves of $1.2 million and $1.6 million, net of related tax effects, at September 30, 2018 and December 31, 2017, respectively.

(9) Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill by the Company’s European Operations segment for the nine months ended September 30, 2018 (dollars in thousands):

Total
Balance at December 31, 2017	$11,054
Currency translation adjustment	(398)
Balance at September 30, 2018	$10,656

Other Intangible Assets

Acquired other intangible assets consisted of the following at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,524	$—	$8,529	$—	—
Customer-related intangibles	9,665	6,154	10,217	6,219	17.0
Proprietary software	23,256	22,474	23,321	22,197	8.5
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$41,834	$28,628	$42,456	$28,416

At September 30, 2018, indefinite-lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite-lived intangibles was $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, compared with $0.3 million and $1.0 million in the respective prior year periods. These amounts are included in other general and administrative expense in the condensed consolidated statements of operations.

The following table represents the changes in the carrying amount of net intangible assets for the nine months ended September 30, 2018 (dollars in thousands):

Total
Balance at December 31, 2017	$14,040
Amortization	(762)
Currency translation adjustment	(72)
Balance at September 30, 2018	$13,206

(10) Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations (dollars in thousands):

	Receivables from		Payables to
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Broker-dealers	$221,241	$189,817	$172,773	$105,022
Clearing organizations	17,896	708	1,492	10,011
Securities borrowed	19,135	4,246	—	—
Securities loaned	—	—	26,539	4,245
Allowance for doubtful accounts	(985)	(864)	—	—
Total	$257,287	$193,907	$200,804	$119,278

*	See Securities Borrowed and Loaned below.

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers (dollars in thousands):

	Receivables from		Payables to
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Customers	$133,399	$75,062	$53,010	$23,568
Allowance for doubtful accounts	(459)	(367)	—	—
Net	$132,940	$74,695	$53,010	$23,568

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of September 30, 2018:
Deposits paid for securities borrowed	$19,135	$—	$19,135	$19,135	$—
Deposits received for securities loaned	(26,539)	—	(26,539)	(26,365)	(174)
As of December 31, 2017:
Deposits paid for securities borrowed	$4,246	$—	$4,246	$4,246	$—
Deposits received for securities loaned	(4,245)	—	(4,245)	(4,229)	(16)

(11) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (dollars in thousands):

	September 30,	December 31,
	2018	2017
Accrued research payables	$81,092	$51,275
Accrued compensation and benefits	28,866	37,911
Accrued costs for potential class action lawsuit settlement	18,000	—
Accrued costs for potential SEC settlement	12,000	—
Accrued rent	13,013	14,821
Trade payables	16,798	20,820
Deferred revenue	11,593	8,057
Deferred compensation	1,753	2,525
Accrued restructuring	3,475	6
Accrued transaction processing	4,046	3,257
Other	27,366	27,823
Total	$218,002	$166,495

(12) Borrowings

Short-term Bank Loans

The Company’s international securities clearance and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities. At September 30, 2018, there was $52.3 million outstanding under these facilities at a weighted average interest rate of approximately 2.0% associated with international settlement activities.

In the U.S., securities clearance and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under a committed credit agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (“Parent Company”), as guarantor, maintained a $150 million 364-day revolving credit agreement with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent, that matured in January 2018. On January 26, 2018, ITG Inc., as borrower, and Parent Company, as guarantor, entered into a new $150 million 364-day revolving credit agreement (the “Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent. The agreement expires on January 25, 2019. At September 30, 2018, there were no amounts outstanding under the Credit Agreement.

Term Debt

The Company had term loans of $2.1 million and $3.1 million outstanding at September 30, 2018 and December 31, 2017, respectively.

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

On December 30, 2015, the Parent Company entered into a five year, $3.6 million note and security agreement with Hewlett-Packard Financial Services (“H-P Loan”), under which purchases of new server equipment, software license fees, maintenance fees and fees for other services were financed. The loan principal is payable in twenty quarterly installments of $195,000 that began in April 2016 and accrues interest at 2.95%. At September 30, 2018 and December 31, 2017, there was $1.7 million and $2.4 million, respectively, outstanding under the H-P Loan.

(13) Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (amounts in thousands, except per share amounts):

	September 30,
	2018	2017
Three Months Ended
Net income (loss) for basic and diluted income (loss) per share	$229	$(46,967)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,002	33,105
Effect of dilutive securities	1,419	—
Average common shares used in diluted computation	34,421	33,105
Income (loss) per share:
Basic	$0.01	$(1.42)
Diluted	$0.01	$(1.42)

Nine Months Ended
Net income (loss) for basic and diluted income (loss) per share	$1,571	$(37,022)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	32,976	33,060
Effect of dilutive securities	1,226	—
Average common shares used in diluted computation	34,202	33,060
Income (loss) per share:
Basic	$0.05	$(1.12)
Diluted	$0.05	$(1.12)

For the three and nine months ended September 30, 2018, there were approximately 6 thousand and 70 thousand average shares, respectively, that were anti-dilutive and thus not included in the computation of diluted EPS. There were no anti-dilutive equity awards for the three and nine month periods ended September 30, 2017 due to the fact that the Company recorded losses.

(14) Accumulated Other Comprehensive (Loss) Income

The components and allocated tax effects of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017 are as follows (dollars in thousands):

Three Months Ended September 30, 2018
Balance at June 30, 2018	$(27,023)
Other comprehensive loss	(799)
Balance at September 30, 2018	$(27,822)

Three Months Ended September 30, 2017
Balance at June 30, 2017	$(27,221)
Other comprehensive income	5,437
Balance at September 30, 2017	$(21,784)

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(21,397)
Other comprehensive loss	(6,425)
Balance at September 30, 2018	$(27,822)

Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	12,193
Balance at September 30, 2017	$(21,784)

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

Net capital balances and the amounts in excess of required net capital at September 30, 2018 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$81,073	80,073
AlterNet	5,817	5,717

As of September 30, 2018, ITG Inc. had $9.4 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $3.5 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$22,002	21,616
European Operations
Ireland	43,308	12,607
U.K.	1,430	455
Asia Pacific Operations
Australia	30,122	15,045
Hong Kong	2,933	2,485
Singapore	1,130	1,057

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

In 2018, the Company changed the way it measures the profitability of its regional segments to reflect the global nature of its business operations. Certain costs for senior management, product management, marketing, management information systems and infrastructure that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, the Company has restated previously reported segment results for the three and nine months ended September 30, 2017 to reflect these changes.

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
Three Months Ended September 30, 2018
Total revenues	$45,398	$16,190	$40,019	$18,524	$638	$120,769
(Loss) income before income tax (benefit) expense (1)(3)(4)	(2,736)	1,833	9,377	3,852	(9,567)	2,759
Identifiable assets	389,240	96,951	315,351	90,217	—	891,759
Three Months Ended September 30, 2017
Total revenues	$47,403	$15,055	$36,256	$15,327	$490	$114,531
(Loss) income before income tax (benefit) expense (2)(6)	(6,333)	738	7,662	2,204	(6,226)	(1,955)
Identifiable assets	338,000	75,332	323,142	57,571	—	794,045
Nine Months Ended September 30, 2018
Total revenues	$141,910	$51,967	$127,760	$57,561	$1,532	$380,730
(Loss) income before income tax (benefit) expense (1)(3)(4)	(5,090)	8,712	31,726	12,532	(39,478)	8,402
Nine Months Ended September 30, 2017
Total revenues	$153,559	$47,521	$111,707	$42,990	$1,170	$356,947
(Loss) income before income tax (benefit) expense (5)(6)	(12,646)	6,034	27,170	4,117	(17,732)	6,943

Notes:

(1)

During the nine months ended September 30, 2018, the Company incurred a charge to establish an accrual of $12.0 million for a potential settlement with the SEC of an investigation into the operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures, and incurred related legal fees of $0.2 million. Additional legal fees of $0.8 million were incurred in the third quarter of 2018. For more information, see Note 19, Contingencies – Legal Matters.

(2)

The Company has restated segment results for the three months ended September 30, 2017, resulting in a decrease in U.S. expenses of $2.7 million and increases in expenses in Canada, Europe and Asia Pacific of $0.7 million, $1.3 million and $0.7 million, respectively.

(3)

During the three and nine months ended September 30, 2018, the Company incurred restructuring charges of $3.4 million and $10.6 million, respectively, related to the elimination of certain positions in the U.S. and the reduction of office space in Los Angeles.

(4)	During the three and nine months ended September 30, 2018, the Company incurred a charge of $0.9 million to increase the liability for vacated space in New York.
(5)

The Company has restated segment results for the nine months ended September 30, 2017, resulting in a decrease in U.S. expenses of $8.0 million and increases in expenses in Canada, Europe and Asia Pacific of $2.0 million, $3.8 million and $2.2 million, respectively.

(6)

In the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees of $0.8 million related to the formation of the Matrix derivatives venture that was completed in the first quarter of 2018.

The table below details the total revenues for the categories of products and services provided by the Company (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Execution Services	$84,899	$80,141	$269,214	253,225
Workflow Technology	24,407	22,553	78,094	69,005
Analytics	10,825	11,347	31,890	33,547
Corporate (non-product)	638	490	1,532	1,170
Total Revenues	$120,769	$114,531	$380,730	$356,947

The product group revenues noted above are consistent with the revenues recognized under ASC 606, except that the table includes revenue of $0.5 million and $1.6 million, respectively, for the three and nine months ended September 30, 2018 in Analytics for functionality that is not a separate performance obligation from products and services provided by Workflow Technology and Execution Services.

(17) Dividend Program

During the three months ended September 30, 2018, the Board of Directors declared, and the Company paid, a quarterly dividend of $0.07 per share totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans. Dividends declared and paid during the nine months ended September 30, 2018 totaled $0.21 per share for $6.9 million, including $0.1 million in stock under the Company’s equity award plans.

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

(19) Contingencies – Legal Matters

On November 7, 2018, ITG Inc. and AlterNet reached a final settlement with the SEC to resolve the previously disclosed investigation of certain operational features of the U.S. POSIT alternative trading system and access to U.S. POSIT data, together with related disclosures.  According to the terms of the settlement, the Company will pay a $12 million civil penalty.  The Company reserved $12 million for a potential settlement with the SEC in the second quarter of 2018. The Company also incurred $0.2 million in legal fees associated with this matter during the second quarter of 2018, and an additional $0.8 million in legal fees during the third quarter of 2018.

With regard to the operational features of U.S. POSIT, the resolution was focused on: (i) the technological infrastructure supporting the matching engine from 2010 through mid-2014, which affected the ability of mainly clients engaged in low-latency trading to interact with other POSIT flow and (ii) a delay feature added in 2014 to ITG’s Liquidity Guard anti-gaming technology designed to prevent latency arbitrage by temporarily preventing day orders submitted by certain clients engaged in low-latency trading from interacting with day orders from other clients.  The resolution was also focused on: (i) overbroad internal access to, and internal sharing of, U.S. POSIT data, (ii) between October 2010 and July 2015, the sharing of anonymized lists of the top 100 symbols executed in U.S. POSIT and the top 100 symbols sent to U.S. POSIT as immediate-or-cancel orders on the prior trading day mainly with clients or prospective clients engaged in low-latency trading, (iii) between June 2009 and November 2017, the sharing of a venue analysis report that contained up to 15 symbols (and associated aggregated, anonymized volume) executed in U.S. POSIT on the prior trading day with users of the Company’s algorithms and (iv) instances of sharing of anonymized U.S. POSIT execution information with clients.

The Company has remediated the conduct described in the SEC’s order.  The order acknowledges ITG’s cooperation and several of the Company’s most significant remedial actions, including enhanced compliance procedures, stricter limits on access to POSIT data and additional training of employees concerning the handling of POSIT data.

In addition to the above, the Company’s broker-dealer subsidiaries are regularly subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which the Company is cooperating. Such investigations and other proceedings may result in judgments, settlements, fines, disgorgements, penalties, injunctions or other relief. Given the inherent uncertainties and the current stage of these inquiries, and the Company’s ongoing reviews, the Company is unable to predict the outcome of these matters at this time.

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

On April 19, 2018, the Company reached an agreement in principle to settle the consolidated securities class action lawsuit. In exchange for a release of claims and a dismissal with prejudice, the settlement includes a payment to class members of $18 million, which is well within the policy limits of, and is expected to be paid by, the Company’s insurance carrier. The condensed consolidated statements of financial condition as of June 30, 2018 include a payable to class members of $18.0 million in accounts payable and accrued expenses (also, see Note 11, Accounts Payable and Accrued Expenses) that is fully offset by a receivable from the Company’s insurance carrier in other assets. As a result, the settlement is not expected to impact the Company’s results. The settlement reached is solely to eliminate the uncertainties, burden and expense of further protracted litigation and does not constitute an admission of liability by the Company or its current or former executives or directors.  Specifically, the Company and its current and former executives and directors deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On August 8, 2018, the parties filed a Stipulation and Agreement of Settlement (the “Settlement”) with the court, which was amended on October 26, 2018 and preliminarily approved by the court on November 5, 2018.  The Settlement is subject to certain conditions, including, among others, notice to the class of plaintiffs in the lawsuit and final court approval. There is no assurance that the final Settlement will be completed, final court approval will be obtained or that class member participation will be sufficient.

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

(20) Subsequent Event

On November 6, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Virtu Financial, Inc., a Delaware corporation (“Virtu”) and Impala Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of Virtu (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Virtu.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than (i) shares of common stock owned by Virtu, Merger Sub, any affiliate of Virtu or Merger Sub, or the Company, in each case immediately prior to the Effective Time, and (ii) shares of common stock held by stockholders who have not voted in favor of the Merger and who have properly and validly perfected their statutory rights of appraisal in respect of such shares of common stock in accordance with Section 262 of the Delaware General Corporation Law) will be canceled and converted into the right to receive $30.30 in cash without interest (the “Merger Consideration”), subject to applicable tax withholding.

The respective obligations of the Company, Virtu and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the receipt of certain required governmental approvals, the absence of any legal prohibitions, the accuracy of the representations and warranties (subject to customary materiality qualifiers) and compliance by the other party with its obligations under the Merger Agreement (subject to customary materiality qualifiers). The consummation of the Merger is not subject to a financing condition.

The parties expect the Merger to close in the first half of 2019.

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

Pending Merger with Virtu

On November 6, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Virtu Financial, Inc., a Delaware corporation (“Virtu”) and Impala Merger Sub, Inc., a Delaware corporation and indirect wholly owned subsidiary of Virtu (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Virtu. The Merger is expected to close during the first half of 2019 and is subject to the approval of our stockholders and the satisfaction or waiver of certain customary closing conditions.

For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on November 8, 2018 and Note 20, Subsequent Event, to the condensed consolidated financial statements.

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

Adjusted expenses, adjusted pre-tax income (loss), adjusted income tax expense and adjusted net income (loss), together with related per share amounts, are non‑GAAP performance measures that we believe are useful to assist investors in gaining an understanding of the trends and operating results for our core business. These measures should be viewed in addition to, and not in lieu of, results reported under U.S. GAAP.

Reconciliations of adjusted expenses, adjusted pre-tax income (loss), adjusted income tax expense and adjusted net income (loss) to expenses, income (loss) before income tax expense, income tax expense and net income (loss) and related per share amounts as determined in accordance with U.S. GAAP for both the three and nine months ended September 30, 2018 and September 30, 2017 are provided below (dollars in thousands except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total expenses	$118,010	$116,486	$372,328	$350,004
Less:
SEC settlement accrual and related fees (1)	(815)	—	(13,031)	—
Restructuring (2)	(3,436)	—	(10,601)	—
Lease consolidation (3)	(897)	—	(897)	—
Impairment of customer intangible asset (4)	—	(325)	—	(325)
Legal costs related to the planned formation of the derivatives venture (4)	—	(750)		(750)
Adjusted expenses	$112,862	$115,411	$347,799	$348,929

Income (loss) before income tax expense	$2,759	$(1,955)	$8,402	$6,943
Effect of adjustments	5,148	1,075	24,529	1,075
Adjusted pre-tax income (loss)	$7,907	$(880)	$32,931	$8,018

Income tax expense	$2,530	$45,012	$6,831	$43,965
Reduction in tax reserves (5)	—	—	1,862	—
Valuation allowance for historical U.S. deferred tax assets (6)	—	(42,262)	—	(42,262)
Adjusted income tax expense	$2,530	$2,750	$8,693	$1,703

Net income (loss)	$229	$(46,967)	$1,571	$(37,022)
Net effect of adjustments	5,148	43,337	22,667	43,337
Adjusted net income (loss)	$5,377	$(3,630)	$24,238	$6,315

Diluted income (loss) per share	$0.01	$(1.42)	$0.05	$(1.12)
Net effect of adjustments	0.15	1.31	0.66	1.30
Adjusted diluted income (loss) per share	$0.16	$(0.11)	$0.71	$0.18

(1)

In the second quarter of 2018, we incurred a charge to establish an accrual of $12.0 million for a potential settlement with the SEC of an investigation into the operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures, and incurred related legal fees of $0.2 million. Additional legal fees of $0.8 million were incurred in the third quarter of 2018. Due to non-deductibility of the settlement charge and the full valuation allowance on U.S. deferred tax assets, there is no tax effect on this adjustment. For more information, see Note 19, Contingencies – Legal Matters, to the condensed consolidated financial statements.

(2)

During the three and nine months ended September 30, 2018, we incurred restructuring charges of $3.4 million and $10.6 million, respectively, related to the elimination of certain positions in the U.S. and the reduction of office space in Los Angeles. Due to the full valuation on U.S. deferred tax assets, there is no tax effect on this adjustment.

(3)	During the three and nine months ended September 30, 2018, we incurred a charge of $0.9 million to increase the liability for vacated office space in New York.

(4)

In the third quarter of 2017, we deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees of $0.8 million related to the formation of the Matrix derivatives venture that was completed in the first quarter of 2018.

(5)	During the nine months ended September 30, 2018, we resolved a multi-year tax contingency in the U.S. and reduced tax reserves by $1.9 million.

(6)

In the third quarter of 2017, we determined that it was appropriate to establish a full valuation allowance on its U.S. deferred tax assets, of which $42.3 million related to periods prior to the third quarter of 2017.

Executive Summary for the Quarter Ended September 30, 2018

Consolidated Overview

Our overall results for the third quarter were improved from the third quarter of 2017, with solid performance from our international operations outpacing seasonally low market-wide trading, together with a narrower loss in the U.S.

Our revenues during the third quarter of 2018 were $120.8 million, up 5% from revenues of $114.5 million in the third quarter of 2017. We generated GAAP net income of $0.2 million, or $0.01 per diluted share, compared with a GAAP net loss of $47.0 million, or $1.42 per diluted share, in the third quarter of 2017. Expenses of $118.0 million were up 1% from $116.5 million in the third quarter of 2017.

Our GAAP net income in the third quarter of 2018 included (i) a restructuring charge of $3.4 million, or $0.10 per diluted share, including a charge of $2.3 million to reduce our Los Angeles office footprint and a charge of $1.1 million to eliminate certain positions; (ii) a charge of $0.9 million, or $0.03 per diluted share, to increase the liability for vacated space in our New York office; and (iii) $0.8 million, or $0.02 per diluted share, in legal expenses related to the settlement of the U.S. POSIT matter with the SEC (see Note 19, Contingencies – Legal Matters, to the condensed consolidated financial statements). On an adjusted basis excluding those items, we generated net income of $5.4 million, or $0.16 per diluted share, in the third quarter of 2018.

Our GAAP loss in the third quarter of 2017 included a non-cash charge of $42.3 million, or $1.28 per diluted share, to establish the full valuation allowance on U.S deferred tax assets that arose in prior periods and charges of $1.1 million, or $0.03 per diluted share, related to the formation of the Matrix derivatives venture. On an adjusted basis excluding those items, we generated a loss of $3.6 million, or $0.11 per diluted share, in the third quarter of 2017.

Third quarter 2018 results continued to reflect the impact of a new accounting rule, implemented in January 2018, which requires global commission revenues attributed to analytics products under bundled arrangements to be recognized over the course of the annual service period. This change resulted in the recognition of $2.1 million in previously deferred commission revenues in the third quarter of 2018. In the first and second quarters of 2018 we deferred $3.8 million and $1.1 million, respectively of commission revenues attributable to bundled arrangements. We expect substantially all of the remaining $2.8 million that was deferred in the first half of the year to be recognized in the fourth quarter of 2018. The accounting change also reduced the amount of software license revenue recognized during the third quarter of 2018 by $0.4 million.

We are continuing our focus on the completion of our ten-quarter Strategic Operating Plan (“SOP”), which aims to enhance global capabilities in liquidity, execution, analytics and workflow technology solutions. As of September 30, 2018, our total investment under the plan since its inception in late July 2016 is approximately $38 million. The total cost reduction measures we have implemented since launching the SOP have resulted in annual savings of more than $30 million. These savings are fully funding investments we are making under the SOP and in strategic hires.

Segment Discussions

In 2018, we changed the way we measure the profitability of our regional segments to reflect the global nature of our business operations. Certain expenses that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, we have restated previously reported segment results for the third quarter of 2017 resulting in a decrease in U.S. expenses of $2.7 million and increases in expenses in Canada, Europe and Asia Pacific of $0.7 million, $1.3 million and $0.7 million, respectively.

In the U.S., our average daily volume (“ADV”) was 4% lower than the second quarter of 2018, and 2% higher than the third quarter of 2017. Consolidated market-wide trading activity was down 8% from the second quarter of 2018 and up 5% compared to the third quarter of 2017. Overall revenues were down 4% as compared to the prior-year quarter, primarily reflecting the spin-out of the derivatives business to the Matrix venture in mid-February 2018 and decreased trading in our POSIT Alert block crossing system. These decreases were partially offset by the impact of recognizing previously deferred commissions.

Our trading activity in Canada was robust during the quarter, with daily volumes in our Canadian broker up 21% as compared to the third quarter of 2017, while daily market-wide volumes were up only 15% during the same period. Overall revenues were up 8% compared to the year-ago period.

In Europe, our executed daily value increased 6% in British pound terms compared to the third quarter of 2017 versus flat daily market-wide trading activity. Overall revenues were up 10% versus the third quarter of 2017, driven in part by a 45% increase in value traded in our POSIT Alert block crossing system.

In Asia Pacific, we achieved another quarter of strong outperformance, with the highest regional market share on record. Market-wide daily value traded in our five largest regional markets was up 2% versus the third quarter of 2017, while our daily value traded was up 29%. Overall Asia Pacific revenues rose 21% over the prior-year quarter.

Corporate activity in the third quarter of 2018 reduced GAAP pre-tax income by $9.6 million, inclusive of the non-operating charges noted above. Corporate activity in the third quarter of 2017 reduced pre-tax income by $6.2 million, inclusive of the non-operating charge noted above.

Capital Resource Allocation

During the third quarter of 2018, we repurchased 3,716 shares of stock for $0.1 million under our authorized stock repurchase program, as the program was suspended for most of the quarter pending the final settlement of the U.S. POSIT matter with the SEC. On a year-to-date basis, we have repurchased 286,696 shares for $5.8 million, or $20.28 per share. We also maintained our $0.07 quarterly dividend program, paying out $2.3 million in cash.

Our goal over the long term is to use our share repurchase program to offset dilution from the issuance of stock under employee compensation plans, although the number of shares repurchased may vary from period to period. We may repurchase additional shares opportunistically, depending on various factors including, among others, market conditions and competing needs for the use of our capital. However, pursuant to the Merger Agreement, we are unable to purchase shares of our common stock, other than net settlement of equity awards with current or former employees or in connection with the acceptance of our common stock for purposes of paying the exercise price of outstanding stock options or tax withholding, without the prior written consent of Virtu (such consent not to be unreasonably withheld).

Results of Operations — Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

U.S. Operations

	Three Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$33,647	$34,618	$(971)	(3)%
Recurring	11,159	11,855	(696)	(6)%
Other	592	930	(338)	(36)%
Total revenues	45,398	47,403	(2,005)	(4)%
Expenses:
Compensation and employee benefits	21,964	24,613	(2,649)	(11)%
Transaction processing	7,303	8,711	(1,408)	(16)%
Other expenses	18,867	20,412	(1,545)	(8)%
Total expenses	48,134	53,736	(5,602)	(10)%
Loss before income tax	$(2,736)	$(6,333)	$3,597	57%

*  Restated for comparability purposes, resulting in a decrease in U.S. expenses of $2.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

The 3% decline in commissions and fees was primarily attributable to the spin-out of our derivatives business to the Matrix venture in mid-February of this year and decreased trading in our POSIT Alert block crossing system. These decreases were partially offset by an increase in trading by quant hedge funds and the  impact of $1.0 million realized in the U.S. from recognizing previously deferred commissions under bundled arrangements for analytics products. We expect to recognize an additional $1.4 million of previously deferred commissions in the U.S. during the fourth quarter. Although our market share increased sequentially to 2.00% in the third quarter of 2018 from 1.93% in the second quarter of 2018, it was still below the 2.06% share we achieved in the third quarter of 2017.

	Three Months Ended September 30,
U.S. Operations: Key Indicators*	2018	2017	Change	% Change
Total trading volume (in billions of shares)	8.0	7.9	0.1	2%
Average trading volume per day (in millions of shares)	127.2	125.0	2.2	2%
Average revenue per share	$0.0035	$0.0036	$(0.0001)	(5)%
U.S. market trading days	63	63	—	—%

*  Excludes activity from the trading of derivatives and Latin America equities, commission share arrangements and the deferral of commissions under bundled trading arrangements for analytics products.

Recurring revenues decreased 6% from the third quarter of 2017 primarily due to the impact of the new revenue recognition standard, which reduced the recognition of OMS license fees due to fewer license period lapses and corresponding renewals.

Other revenues declined from the third quarter of 2017 due to decreases in market data tape rebate revenue, clearing ticket fees and consulting revenue, offset in part by an increase in fees earned for commission aggregation services.

Compensation and employee benefits decreased 11% from the prior-year period primarily due to the impact of cost savings measures taken in the first quarter of 2018 and employee termination costs incurred in the third quarter of 2017 of $1.6 million, offset in part by increased cost for performance stock awards.

Transaction processing costs decreased 16% compared to the third quarter of 2017, even with a 2% increase in traded volume, primarily due to the impact of the spin-out of our derivatives business to the Matrix venture in mid-February 2018. Transaction processing costs as a percentage of commissions and fees decreased to 21.7% in the current period from 25.2% during the prior-year period. In addition to the impact of the derivatives spin-out, this ratio was also improved by the impact of recognizing previously deferred commissions.

Other expenses decreased 8% compared to the prior-year period due to a decrease in occupancy and equipment costs related to the reduction of office space in our New York headquarters completed in the fourth quarter of 2017. We also had lower market data and travel and entertainment costs.

Canadian Operations

	Three Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$14,042	$12,902	$1,140	9%
Recurring	1,261	1,307	(46)	(4)%
Other	887	846	41	5%
Total revenues	16,190	15,055	1,135	8%
Expenses:
Compensation and employee benefits	5,334	5,137	197	4%
Transaction processing	3,059	2,915	144	5%
Other expenses	5,964	6,265	(301)	(5)%
Total expenses	14,357	14,317	40	0%
Income before income tax	$1,833	$738	$1,095	148%

*  Restated for comparability purposes, resulting in an increase in Canadian expenses of $0.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation from a weaker Canadian Dollar decreased total Canadian revenues and expenses by $0.6 million and $0.4 million, respectively, resulting in a decrease of $0.2 million to pre-tax income.

Overall commissions and fees increased 9% compared to the third quarter of 2017 as the ADV in our Canadian broker increased by 21%, outperforming the 15% growth in market-wide volumes. We also achieved growth in ADV of 42% in our MATCHNow marketplace as compared to the prior-year period and we realized a benefit in Canada of $0.4 million from the recognition of previously deferred commissions. These gains were offset in part by a reduction in our average commission rate attributable to client mix and a $0.5 million unfavorable currency impact.

Recurring revenues decreased 4% compared to the third quarter of 2017 due to a decrease in connectivity fees, partially offset by an increase in billed revenue for analytics products. Other revenues increased 5% due to an increase in fees earned for commission aggregation services and lower losses on client trade accommodations.

Compensation and employee benefits costs increased 4% compared to the third quarter of 2017 primarily due to higher incentive compensation and increased stock-based compensation.

Transaction processing costs increased 5% compared to the prior-year period due to the growth in executed volume, offset in part by a reduction from self-clearing trades in U.S. stocks by Canadian clients. As a percentage of commissions and fees, transaction processing costs decreased to 21.8% in the third quarter of 2018 compared to 22.6% in the third quarter of 2017.

Other expenses decreased 5% compared to the third quarter of 2017 due to currency movements and lower software amortization.

European Operations

	Three Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues
Commissions and fees	$35,260	$32,393	$2,867	9%
Recurring	4,867	3,946	921	23%
Other	(108)	(83)	(25)	(30)%
Total revenues	40,019	36,256	3,763	10%
Expenses:
Compensation and employee benefits	11,123	10,480	643	6%
Transaction processing	8,999	8,675	324	4%
Other expenses	10,520	9,439	1,081	11%
Total expenses	30,642	28,594	2,048	7%
Income before income tax	$9,377	$7,662	$1,715	22%

*  Restated for comparability purposes, resulting in an increase in European expenses of $1.3 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Overall currency rate changes in the European region decreased revenues and expenses by $0.4 million and $0.2 million, respectively, resulting in a decrease of $0.2 million to pre-tax income.

Commissions and fees increased 9% over the third quarter of 2017 due to increased trading in our POSIT Alert block crossing system, including from sell-side clients using conditional orders, as well as increases in algorithmic trading by clients and commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel. These increases were partially offset by currency movements and reduced levels of non-block trading in POSIT from the implementation in March of the dark pool volume caps required under the MiFID II regulations.

Recurring revenues increased 23% from the third quarter of 2017 due to higher billed analytics revenues from clients that converted from bundled arrangements, new revenues for research payment account (“RPA”) administration fees as a result of MiFID II regulations for unbundling that went into effect in January 2018, higher connectivity revenue and an increase in the recognition of OMS and EMS license fees. Other revenues decreased due to the lower impact of client trade accommodations.

Compensation and employee benefits increased 6% from the third quarter of 2017 due to increases in salaries and incentive compensation.

Transaction processing costs increased 4% from the third quarter of 2017, primarily due to an increase in value traded, offset in part by lower rebates paid to introducing firms and reduced stock borrowing. As a percentage of commissions and fees, transaction processing costs decreased to 25.5% in the third quarter of 2018 from 26.8% in the prior-year quarter.

Other expenses increased 11% from the third quarter of 2017 due to higher costs for facilities, data centers, software, and market data.

Asia Pacific Operations

	Three Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$16,284	13,561	$2,723	20%
Recurring	2,125	1,822	303	17%
Other	115	(56)	171	nm
Total revenues	18,524	15,327	3,197	21%
Expenses:
Compensation and employee benefits	5,027	4,909	118	2%
Transaction processing	3,932	3,126	806	26%
Other expenses	5,713	5,088	625	12%
Total expenses	14,672	13,123	1,549	12%
Income before income tax	$3,852	$2,204	$1,648	75%

*  Restated for comparability purposes, resulting in an increase in Asia Pacific expenses of $0.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

nm – not meaningful

Currency translation decreased total Asia Pacific revenues and expenses by $0.3 million and $0.2 million, respectively, resulting in a decrease of $0.1 million to pre-tax income.

Commissions and fees increased 20% over the third quarter of 2017 due to a fifth consecutive quarterly record for trading in our POSIT Alert block crossing system, as well as strong growth in algorithmic trading and portfolio trading. Our total average daily notional value traded in the region increased by 29%, significantly outperforming the 2% increase in average daily market-wide trading for the largest markets we operate in.

Recurring revenues increased 17% from the prior-year quarter due to the increases in connectivity revenue and billed revenue from analytics products.  Other revenues increased due to lower client trade accommodations.

Compensation and employee benefits increased 2% over the third quarter primarily due to higher incentive compensation and stock-based compensation, partially offset by the impact of lower headcount.

Transaction processing costs increased 26% from the prior-year quarter, slightly lower than the 29% growth in daily value executed, due to a larger proportion of our trading in markets where the settlement and clearing costs are relatively lower. As a percentage of commissions and fees, transaction processing costs increased to 24.1% from 23.0% in the prior-year quarter, which was partially due to the impact of a lower average commission rate.

Other expenses increased 12% over the third quarter due to costs for expanded office space in Hong Kong, higher hardware and software costs and an increase in market data fees.

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

In the third quarter of 2018, we incurred a pre-tax loss from Corporate activities of $9.6 million, reflecting $0.6 million of investment income and $10.2 million of costs, compared to a pre-tax loss of $6.2 million in the prior-year period, reflecting $0.5 million of investment income and $6.7 million of costs. The increase in revenue represents higher rates earned on cash investments. The increase in corporate costs in the third quarter of 2018 included a restructuring charge of $3.4 million related to a reduction of our leased space in Los Angeles and the elimination of certain staff positions, a $0.9 million charge to increase the liability for vacant space in New York and $0.8 million of additional legal fees related to the U.S. POSIT matter with the SEC. For more information, see Note 19, Contingencies – Legal

Matters, to the condensed consolidated financial statements. Corporate costs in the third quarter of 2017 included $0.3 million of asset impairment costs and $0.8 million in legal fees associated with the planned formation of the Matrix venture. Corporate costs, including legal expenses, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

We incurred tax expense of $2.5 million on a pre-tax income of $2.7 million during the three months ended September 30, 2018 due primarily to taxes incurred on pre-tax profits in Europe and Canada, together with certain state and local and foreign withholding taxes incurred in the U.S. We are not incurring tax expense on pre-tax profits in Asia Pacific and we are not recording benefits on pre-tax losses in the U.S. due to fully reserved tax loss carryforwards and credits.

In the third quarter of 2017, we reported a tax expense of $45.0 million on a pre-tax loss of $2.0 million. The significant tax expense in the prior-year period quarter reflected the impact of a full valuation allowance on U.S. deferred tax assets, giving rise to an additional non-cash charge of $48.1 million, of which $42.3 million related to assets that arose in prior periods.

Our consolidated effective tax rate can vary from period-to-period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operations — Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

U.S. Operations

	Nine Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$104,313	$115,268	$(10,955)	(10)%
Recurring	35,238	35,658	(420)	(1)%
Other	2,359	2,633	(274)	(10)%
Total revenues	141,910	153,559	(11,649)	(8)%
Expenses:
Compensation and employee benefits	65,850	73,834	(7,984)	(11)%
Transaction processing	23,512	29,706	(6,194)	(21)%
Other expenses	57,638	62,665	(5,027)	(8)%
Total expenses	147,000	166,205	(19,205)	(12)%
(Loss) income before income tax	$(5,090)	$(12,646)	$7,556	(60)%

*  Restated for comparability purposes, resulting in a decrease in U.S. expenses of $8.0 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Commission and fees revenue declined 10% from the prior-year period due to reduced trading in our POSIT Alert block crossing system, the spin-out of our derivatives business to the Matrix joint venture in mid-February 2018, a reduction in lower-margin sell-side trading and the $1.4 million impact realized in the U.S. for deferring commissions attributable to bundled commission arrangements for analytics products. These decreases were offset in part by increases in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel.

	Nine Months Ended September 30,
U.S. Operations: Key Indicators*	2018	2017	Change		% Change
Total trading volume (in billions of shares)	24.9	26.5		(1.6)	(6)%
Average trading volume per day (in millions of shares)	132.4	141.2		(8.8)	(6)%
Average revenue per share	$0.0036	$0.0036	$	(—)	(2)%
U.S. market trading days	188	188		—	—%

*  Excludes activity from the trading of derivatives and Latin America equities, commission share arrangements and the deferral of commissions under bundled trading arrangements for analytics products.

Recurring revenues were comparable to the first nine months of 2017 as an increase in OMS license fees from the revenue acceleration required by the new accounting standard was offset by a decrease in connectivity.

Other revenues declined 10% from the first nine months of 2017 primarily due to lower tape rebate revenue, clearing ticket fees and consulting revenue, offset in part by an increase in fees earned for commission aggregation services and lower losses from client trade accommodations.

Compensation and employee benefits decreased 11% from the prior-year period primarily due to the impact of cost savings measures taken in 2017 and the first quarter of 2018 and employee termination costs incurred in 2017 of $5.1 million.

Transaction processing costs decreased 21% compared to the first nine months of 2017, primarily due to the impact of the spin-out of our derivatives business to the Matrix venture in mid-February 2018, a decline in volume traded and reduced trade execution costs from lower liquidity taking. Transaction processing costs as a percentage of commissions and fees decreased to 22.5% in the current period from 25.8% during the prior-year period due to the factors mentioned above, offset in part by the impact of deferring commissions attributable to bundled arrangements for analytics products.

Other expenses decreased 8% compared to the prior-year period due primarily to decreases in occupancy and equipment expenses related to the reduction of office space in our New York headquarters in the fourth quarter 2017 and the reduction in office space in Boston in late March 2017. We also had lower market data and travel and entertainment costs.

Canadian Operations

	Nine Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$45,257	$40,738	$4,519	11%
Recurring	3,828	3,894	(66)	(2)%
Other	2,882	2,889	(7)	(0)%
Total revenues	51,967	47,521	4,446	9%
Expenses:
Compensation and employee benefits	15,830	14,906	924	6%
Transaction processing	9,211	8,626	585	7%
Other expenses	18,214	17,955	259	1%
Total expenses	43,255	41,487	1,768	4%
Income before income tax	$8,712	$6,034	$2,678	44%

*  Restated for comparability purposes, resulting in an increase in Canadian expenses of $2.0 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation from a stronger Canadian Dollar increased total Canadian revenues and expenses by $0.6 million and $0.4 million, respectively, resulting in an increase of $0.2 million to pre-tax income.

Overall commissions and fees increased 11% compared to the first nine months of 2017, including $0.5 million from favorable currency movements. The ADV in our Canadian broker grew by 16% compared to the prior-year period while market-wide trading increased by 1% due to growth from both buy-side and sell-side clients. We also achieved growth in ADV of 32% in our MATCHNow marketplace as compared to the first nine months of 2017. These gains were partially offset by $0.5 million for the impact of the commission deferral realized in Canada.

Recurring revenues were comparable to the prior-year period as an increase in billed revenue for analytics products was offset by a decrease in connectivity fees. Other revenues were comparable to the prior year period, as a decline in foreign exchange trading was offset by an increase in fees earned for commission aggregation services.

Compensation and employee benefits costs increased 6% compared to the first nine months of 2017 due to the impact of favorable currency movements and higher incentive compensation and stock-based compensation.

Transaction processing costs increased 7% compared to the prior-year period as the impact of a 16% growth in executed daily volume was offset by a higher crossing rate in MATCHNow, and a reduction in costs from self-clearing trades in U.S. stocks by Canadian clients. As a percentage of commissions and fees, transaction processing costs decreased to 20.4% compared to 21.2% in the prior-year period.

Other expenses increased 1% from the first nine months of 2017 due primarily to higher connectivity and consulting expenses.

European Operations

	Nine Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues
Commissions and fees	$114,146	$100,033	$14,113	14%
Recurring	13,929	11,976	1,953	16%
Other	(315)	(302)	(13)	(4)%
Total revenues	127,760	111,707	16,053	14%
Expenses:
Compensation and employee benefits	33,444	30,380	3,064	10%
Transaction processing	30,893	26,642	4,251	16%
Other expenses	31,697	27,515	4,182	15%
Total expenses	96,034	84,537	11,497	14%
Income before income tax	$31,726	$27,170	$4,556	17%

*  Restated for comparability purposes, resulting in an increase in European expenses of $3.8 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Overall currency rate changes in the European region increased revenues and expenses by $6.1 million and $4.1 million, respectively, resulting in an increase of $2.0 million to pre-tax income. This increase in pre-tax income was largely attributable to the strengthening of the Euro as revenues and expenses originated in British pounds largely offset.

Commissions and fees increased 14% compared to the first nine months of 2017, including $5.7 million in growth from favorable currency movements. The remaining growth was attributable to record trading in our POSIT Alert block crossing system, growth in algorithmic trading and an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel. These increases were partially offset by reduced levels of non-block trading in POSIT from the implementation in March of the dark pool volume caps required under the MiFID II regulations.

Recurring revenues increased 16% from the prior-year period due to higher billed analytics revenues from clients that converted from bundled arrangements and delivery timing, new revenues for RPA administration fees as a result of MiFID II regulations for unbundling that went into effect in January 2018 and higher connectivity fees. Other revenues decreased due to the lower impact of client trade accommodations.

Compensation and employee benefits increased 10% from the prior-year period due to increased salaries and incentive compensation, as well as the $1.6 million unfavorable impact of currency movements.

Transaction processing costs increased 16% from the first nine months of 2017, which included a $1.6 million increase from unfavorable currency movements. The remaining increase was attributable to an increase in rebates paid to introducing firms, higher costs to execute ETF trades, increase in activity in emerging markets where clearing and settlement costs are more costly, increased settlement financing and the impact of a lower crossing rate in POSIT. As a percentage of commissions and fees, transaction processing costs increased to 27.1% compared to 26.6% in the prior-year period.

Other expenses increased 15% from the prior-year period due to higher costs for facilities, data centers, hardware and software maintenance and market data costs. In addition, other expenses increased by $1.0 million from the unfavorable impact of currency movements.

Asia Pacific Operations

	Nine Months Ended September 30,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$51,537	$37,879	$13,658	36%
Recurring	6,061	5,285	776	15%
Other	(37)	(174)	137	79%
Total revenues	57,561	42,990	14,571	34%
Expenses:
Compensation and employee benefits	15,667	15,237	430	3%
Transaction processing	12,726	8,791	3,935	45%
Other expenses	16,636	14,845	1,791	12%
Total expenses	45,029	38,873	6,156	16%
Income before income tax	$12,532	$4,117	$8,415	204%

*  Restated for comparability purposes, resulting in an increase in Asia Pacific expenses of $2.2 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation increased total Asia Pacific revenues and expenses by $1.7 million and $0.4 million, respectively, resulting in an increase of $1.3 million to pre-tax income.

Commissions and fees increased 36% over the prior-year period due to record trading in our POSIT Alert block crossing system and strong growth in algorithmic trading and portfolio trading. We also benefitted from higher commission sharing revenues from trades executed via our Triton EMS and the Algo Wheel and for trading technology licensed to regional broker-dealers. Our average daily notional value traded in the region increased by 49%, outperforming the 22% increase in average daily notional value traded in the major markets we operate in.

Recurring revenues increased 15% over the first nine months of 2017 due primarily to an increase in connectivity revenue and higher billed revenue from analytics products.  Other revenues increased due to a lower impact from client trade accommodations.

Compensation and employee benefits increased 3% over the prior-year period primarily due to employee termination costs and higher incentive compensation and stock-based compensation, partially offset by an increase in capitalized compensation for software development.

Transaction processing costs increased 45% from the prior-year period, lower than the 49% growth in daily value executed, due primarily to the impact of a larger proportion of our trading in established markets where costs are lower. As a percentage of commissions and fees, transaction processing costs increased to 24.7% from 23.2% in the prior-year period due largely to the impact of a lower average commission rate.

Other expenses increased 12% over the first nine months of 2017 due to increased costs for expanded office space in Hong Kong, higher hardware and software costs and an increase in market data fees.

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

In the first nine months of 2018, we incurred a pre-tax loss from Corporate activities of $39.5 million, reflecting $1.5 million of investment income and $41.0 million of costs, compared to a pre-tax loss of $17.7 million in the prior-year period, reflecting $1.2 million of investment income and $18.9 million of costs. Corporate costs in the first nine months of 2018 included a charge of $12.0 million to establish an accrual for a potential settlement of the U.S. POSIT matter along with related legal fees of $1.1 million, restructuring charges of $10.6 million to eliminate certain positions in the U.S. and to reduce office space in Los Angeles, and a charge of $0.9 million to increase the liability for vacant office space in New York. Corporate costs in the first nine months of 2017 included $0.3 million of asset impairment costs and $0.8 million in legal fees associated with the planned formation of the Matrix venture. On an adjusted basis excluding these charges, corporate costs declined by $1.7 million as compared to the prior-year period due primarily to lower legal fees, offset in part by higher general taxes, corporate insurance premiums and tax consulting fees. Corporate costs, including legal fees, can vary from period-to-period as we work through litigation, regulatory and other corporate matters.

Consolidated income tax expense

We incurred tax of $6.8 million on pre-tax income of $8.4 million in the first nine months of 2018, resulting in an effective tax rate of 81.3%. Our high effective tax rate in the first nine months of 2018 primarily reflects taxes incurred on pre-tax profits in Europe and Canada, together with certain state and local and foreign withholding taxes in the U.S. We are not incurring tax expense on pre-tax profits in Asia Pacific and we are not recording benefits on pre-tax losses in the U.S. due to fully reserved tax loss carryforwards and credits. In the first nine months of 2017, we reported a tax expense of $44.0 million on pre-tax income of $6.9 million.  The significant tax expense in the first nine months of 2017 reflected the impact of recording a full valuation allowance on U.S. deferred tax assets, giving rise to a non-cash charge of $48.1 million, of which $42.3 million related to assets that arose in periods prior to the third quarter of 2017.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At September 30, 2018, unrestricted cash and cash equivalents totaled $240.2 million. Included in this amount is $104.2 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the internal capital structure of our foreign subsidiaries and the inclusion of foreign earnings and profits in U.S. taxable income pursuant to the Tax Cuts and Jobs Act, we do not anticipate a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of taxable dividends in the foreseeable future.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At September 30, 2018, we had interest‑bearing security deposits totaling $40.0 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from non-standard settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 26, 2018, we entered into a new $150 million 364‑day revolving credit agreement (the “Credit Agreement”) in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent (see Note 12, Borrowings, to the condensed consolidated financial statements).

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $3.5 million at September 30, 2018. In Europe, we maintained $3.5 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $37.4 million at September 30, 2018. As part of our European settlement activities, we may need to temporarily finance customer securities positions from non-standard settlements or delivery failures.  These financings may be funded from existing cash resources or short-term bank loans under uncommitted overdraft facilities with our clearing agent and a commercial bank.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net income (loss)	$1,571	$(37,022)
Non-cash items included in net income (loss)	56,001	85,375
Effect of changes in receivables/payables from/to customers and brokers	(17,909)	(46,594)
Effect of changes in other working capital and operating assets and liabilities	14,099	(36,675)
Net cash provided by (used in) operating activities	$53,762	$(34,916)

Our operating activities resulted in net cash provided during the nine months ended September 30, 2018, compared to a net use of cash in the prior-year period.  This was due to an increase to net income, partially reduced by adjustments for non-cash items as the prior-year period included a significant non-cash item for deferred taxes in the U.S.  We also had a larger decrease in the prior-year period from cash tied up in receivables from brokers, dealers, clearing organizations and customers that was offset by a reduction in short-term bank borrowings in our financing activities. In addition, we had a decrease in cash used for other working capital items due in part to the impact of the settlement accrual for the U.S. POSIT matter and an increase in accrued research payables under client commission arrangements.

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

Investing Activities

Net cash used in investing activities of $31.2 million during the nine months ended September 30, 2018 primarily includes investments in software development and asset purchases of computer hardware, software and office equipment, as well as $0.6 million of cash included in our investment in the Matrix derivatives venture.

Financing Activities

Net cash used in financing activities of $69.6 million primarily reflects repayment of short‑term bank borrowings that are used to support our settlement activities, shares withheld for net settlements of share-based awards and capital returns through repurchases of our stock and our dividend program.

During the first nine months of 2018, we repurchased approximately 0.7 million shares of our common stock at a cost of $14.6 million, which was funded from our available cash resources. Nearly 0.3 million of these shares were purchased under our Board of Directors’ authorization for a total cost of $5.8 million (average cost of $20.28 per share) and 0.4 million of these shares were repurchased for $8.8 million pertaining solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. In February 2018, the Board of Directors increased our share repurchase authorization by an additional 4.0 million shares. As of September 30, 2018, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.3 million. The specific timing and amount of repurchases will vary depending on various factors, including, among others, market conditions and competing needs for the use of our capital. We may elect to conduct future share repurchases through open market purchases, private transactions or automatic share repurchase programs under SEC Rule 10b5-1. However, pursuant to the Merger Agreement, we are unable to purchase shares of our common stock, other than net settlement of equity awards with current or former employees or in connection with the acceptance of our common stock for purposes of paying the exercise price of outstanding stock options or tax withholding, without the prior written consent of Virtu (such consent not to be unreasonably withheld).

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

Net capital balances and the amounts in excess of required net capital at September 30, 2018 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$81,073	$80,073
AlterNet	5,817	5,717

As of September 30, 2018, ITG Inc. had $9.2 million of cash in a special reserve bank account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and $3.5 million under proprietary accounts of broker dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at September 30, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$22,002	$21,616
European Operations
Ireland	43,308	12,607
U.K.	1,430	455
Asia Pacific Operations
Australia	30,122	15,045
Hong Kong	2,933	2,485
Singapore	1,130	1,057

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

As of September 30, 2018, our other contractual obligations and commercial commitments consisted principally of fixed charges, including minimum future rentals under non-cancelable operating leases, minimum future purchases under non-cancelable purchase agreements and compensation under employment agreements.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) – Targeted Improvements, which provides entities with an alternative transition method of adoption in addition to the previously required modified retrospective transition approach.  Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated, whereas under the modified retrospective transition approach, leases are to be recognized and measured at the beginning of the earliest period presented in the financial statements. This additional transition method changes only when an entity is required to initially apply the transition requirements of the new leases standard; it does not change how those requirements apply.  We will adopt this new standard on January 1, 2019 using the additional (and optional) transition method of adoption.

We have completed the assessment, diagnostic and solution development phases of our evaluation of this guidance and have determined:

•	Real estate leases pertaining to office space and data centers make up the majority of our lease arrangements;
•	Equipment leases and embedded leases within service contracts are immaterial;
•	Two optional practical expedients regarding the separation of lease and non-lease components and the use of hindsight upon transition will be elected;
•	The optional package of practical expedients upon transition will not be elected.

We are currently in the implementation phase of our assessment, which includes:

•	Finalizing the key data inputs required to calculate the financial statement impact of the new guidance (the impact is not finalized but is expected to be material);
•	Developing a formal accounting policy, including updates to processes and internal controls.

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

b)

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Merger;

•	difficulties maintaining relationships with customers, counterparties, and other business partners;

•	delays or deferments of certain business decisions by our customers, counterparties, and other business partners;

•

the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger;

•	potential litigation relating to the proposed Merger and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of our outstanding shares of common stock, (ii) the satisfaction of certain required regulatory approvals including the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iv) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or Virtu under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Virtu a termination fee of $33.8 million or up to $15.0 million in expenses. If we are required to make these payments, doing so may materially adversely affect our business, financial condition and results of operations. In addition, if the Merger is not completed by July 6, 2019, either ITG or Virtu may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Virtu or Merger Sub or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, counterparties and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $30.30 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.

Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of Virtu (such consent not to be unreasonably withheld). These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our stock repurchase activity during the first nine months of 2018, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of a publicly-announced plan or program, and the number of shares yet to be purchased under the plan or program.

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2018
To: January 31, 2018	163,434	$21.36	13,425	548,130
From: February 1, 2018
To: February 28, 2018	401,355	19.81	144,006	4,404,124
From: March 1, 2018
To: March 31, 2018	22,902	19.69	22,902	4,381,222
From: April 1, 2018
To: April 30, 2018	25,544	19.79	24,424	4,356,798
From: May 1, 2018
To: May 31, 2018	2,955	20.44	2,500	4,354,298
From: June 1, 2018
To: June 30, 2018	76,221	21.56	75,723	4,278,575
From: July 1, 2018
To: July 31, 2018	4,589	21.23	3,716	4,274,859
From: August 1, 2018
To: August 31, 2018	7,244	22.89	—	4,274,859
From: September 1, 2018
To: September 30, 2018	12,012	21.94	—	4,274,859
Total	716,256	$20.42	286,696

(a)	This column includes the acquisition of 429,560 common shares from employees in order to satisfy statutory withholding tax requirements upon net settlement of equity awards.
(b)

In February 2018, our Board of Directors authorized the repurchase of an additional 4.0 million shares. This authorization has no expiration date. As of September 30, 2018, there were 4.3 million shares remaining available for repurchase under ITG’s stock repurchase program. The specific timing and amount of repurchases will vary depending on various factors including, among others, market conditions and competing needs for the use of our capital. In addition, pursuant to the Merger Agreement, we are unable to purchase shares of our common stock, other than net settlement of equity awards with current or former employees or in connection with the acceptance of our common stock for purposes of paying the exercise price of outstanding stock options or tax withholding, without the prior written consent of Virtu (such consent not to be unreasonably withheld).

During the first nine months of 2018, we repurchased approximately 0.7 million shares of our common stock at a cost of $14.6 million, which was funded from our available cash. Of these shares, nearly 0.3 million were purchased under our Board of Directors’ authorization for a total cost of $5.8 million (average cost of $20.28 per share). In addition, nearly 0.4 million shares repurchased for $8.8 million pertained solely to the satisfaction of statutory withholding tax upon the net settlement of equity awards.  As of September 30, 2018, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.3 million.

During the third quarter of 2018, the Board of Directors declared, and we paid, a quarterly dividend of $0.07 per share, totaling $2.3 million, including less than $0.1 million in stock under the Company’s equity award plans.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1

Agreement and Plan of Merger,  dated as of November 6, 2018, by and among Virtu Financial, Inc., Impala Merger Sub, Inc. and Investment Technology Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 8, 2018).

10.1(†)

First Amendment to Employment Agreement, dated as of November 6, 2018, between Investment Technology Group, Inc. and Francis J. Troise (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2018).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1**	Section 1350 Certification

101*	Interactive Data File

The following furnished materials from Investment Technology Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language), are collectively included herewith as Exhibit 101:

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

INVESTMENT TECHNOLOGY GROUP, INC.
(Registrant)

Date: November 9, 2018	By:	/s/ STEVEN R. VIGLIOTTI
Steven R. Vigliotti Chief Financial Officer and Chief Administrative Officer and Duly Authorized Signatory of Registrant