Form 10-K
period 2018-12-31
VIRTU ITG HOLDINGS LLC
filed 2019-03-14
CIK 920424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑32722

VIRTU ITG HOLDINGS LLC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Aggregate market value of the voting stock held by non‑affiliates of the Registrant at June 30, 2018: $673,668,879	Number of shares outstanding of the Registrant’s Class of common stock at February 20, 2019: 33,947,655

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2) of Form 10-K.

2018 FORM 10‑K ANNUAL REPORT

Virtu, Investment Technology Group, ITG, the ITG logo, AlterNet, TriAct, ITG Net, POSIT, POSIT Alert, RFQ‑hub and Triton are registered trademarks or service marks of the Virtu Financial, Inc. companies. ITG Opt, Trade Ops, Single Ticket Clearing and Algo Wheel are trademarks or service marks of the Virtu Financial, Inc. companies.

i

PRELIMINARY NOTES

When we use the terms “ITG,” the “Company,” “we,” “us” and “our,” we mean Investment Technology Group, Inc. and its consolidated subsidiaries for periods prior to the completion of the Merger (as defined below) unless otherwise indicated or the context otherwise requires. As described in more detail below, immediately following the Effective Time (as defined below) of the Merger, the Company was converted from a Delaware corporation into a Delaware limited liability company with the name “Virtu ITG Holdings LLC”.

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following the Merger (as defined below), we are an indirect wholly owned subsidiary of Virtu Financial, Inc., a Delaware Corporation (“Virtu”). We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this Annual Report on Form 10-K the information called for by the following sections:

•	Part III Item 10 “Directors, Executive Officers and Corporate Governance”
•	Part III Item 11 “Executive Compensation”
•	Part III Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”
•	Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence”
•	List of subsidiaries exhibit required by Item 601

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

Although we believe our expectations reflected in such forward‑looking statements are based on reasonable assumptions and beliefs, and on information currently available to our management, there can be no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward‑looking statements herein include, among others, general economic, business, credit, political and financial market conditions, both internationally and domestically, financial market volatility, fluctuations in market trading volumes, effects of inflation, adverse changes or volatility in interest rates, fluctuations in foreign exchange rates, evolving industry regulations and increased regulatory scrutiny, the outcome of contingencies such as legal proceedings or governmental or regulatory investigations and customer reaction to, or further proceedings or sanctions based on, such matters, changes in tax policy or accounting rules, the ability of the Company to utilize its loss and tax credit carryforwards, the actions of both current and potential new competitors, changes in commission pricing, rapid changes in technology, errors or malfunctions in our systems or technology, operational risks related to misconduct or errors by our employees or entities with which we do business, cash flows into or redemptions from equity mutual funds, ability to meet the capital and liquidity requirements of our securities businesses and the related clearing of our customers’ trades, customer trading patterns, the success of our products and service offerings, our ability to continue to innovate and meet the demands of our customers for new or enhanced products, our ability to protect our intellectual property, our ability to execute on strategic initiatives or transactions and our ability to attract and retain talented employees.

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

On March 1, 2019 (the “Closing Date”), the Company completed its merger with and into Impala Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and an indirect wholly owned subsidiary of Virtu, surviving the Merger as an indirect wholly owned subsidiary of Virtu (the “Merger”). The Merger was completed pursuant to that certain Agreement and Plan of Merger, dated as of November 6, 2018 (the “Merger Agreement”), by and among the Company, Virtu and Merger Sub, which has been filed by the Company as Exhibit 2.1 to its Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 8, 2018.  At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain shares specified in the Merger Agreement) was cancelled and converted into the right to receive $30.30 in cash without interest (the “Merger Consideration”), less any applicable withholding taxes.  Shares of the Company’s common stock ceased trading on the New York Stock Exchange (the “NYSE”) prior to the open of trading on March 1, 2019.  Additionally, immediately following the Effective Time, the Company was converted from a Delaware corporation into a Delaware limited liability company with the name “Virtu ITG Holdings LLC”.  Certain of the Company’s subsidiaries were converted from a Delaware corporation into a Delaware limited liability company and/or were renamed immediately following the Effective Time, including the following principal subsidiaries:

•	ITG Inc. became “Virtu ITG LLC”;
•	AlterNet Securities, Inc. became “Virtu AlterNet Securities LLC”;
•	ITG Canada Corp. became “Virtu ITG Canada Corp.”;
•	ITG Australia Limited became “Virtu ITG Australia Limited”;
•	ITG Hong Kong Limited became “Virtu ITG Hong Kong Limited”;
•	ITG Software Solutions, Inc. became “Virtu ITG Software Solutions LLC”;
•	ITG Solutions Network, Inc. became “Virtu ITG Solutions Network LLC”;
•	ITG Analytics, Inc. became “Virtu ITG Analytics LLC”; and
•	ITG Platforms Inc. became “Virtu ITG Platforms LLC”.

On March 1, 2019, the NYSE filed Form 25 to delist the Company’s shares of common stock. The Company intends to file Form 15 to terminate registration under Section 12(g) of the Exchange Act, and its duty to file reports under Sections 13 and 15(d) of the Exchange Act.

For additional information related to the Merger and the transactions contemplated by the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on March 1, 2019.

ITG’s business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24,  Segment Reporting, to the consolidated financial statements). These four operating segments provide the following categories of products and services:

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

Execution Services

ITG execution services includes liquidity matching through POSIT, self‑directed trading by clients using algorithms (including single stocks and portfolio lists) and smart routing and futures and options trading. ITG also provides execution expertise through portfolio trading and single stock trading desks.

POSIT

POSIT was launched in 1987 as a point‑in‑time electronic crossing network. Today, POSIT provides anonymous continuous crossing of non‑displayed (or dark) equity orders and price improvement opportunities within the published best bid and offer price.

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

ITG’s Algorithms and Smart Order Router

ITG’s algorithms and smart order router enable portfolio managers and traders to trade orders quickly, comprehensively and cost‑efficiently from our Execution Management Systems (“EMS”) or our Order Management System (“OMS”) and most third‑party trading platforms. The algorithms execute orders anonymously and discreetly, thereby potentially lowering market impact costs and improving overall performance. ITG’s algorithms help users pursue best execution through two suites: ITG Single‑Stock Algorithms and ITG List‑Based Algorithms.

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

Matrix Holding Group

In September 2017, we signed a definitive agreement to form Matrix Holdings Group (“Matrix”), a derivatives execution and technology business focused on sell-side clients, professional traders and select hedge funds. The transaction closed on February 16, 2018. We currently hold an approximate 10% indirect stake in the underlying operating subsidiaries of Matrix and we leverage the technology of this venture to provide U.S. derivatives execution to our institutional client base. (see Note 5,  Equity Investment, to the consolidated financial statements).

Workflow Technology

Execution Management and Order Management

Our EMS is designed to meet the needs of a broad range of trading styles. Triton is ITG’s award‑winning, multi‑asset and broker‑neutral EMS, which brings a complete set of integrated execution and analytical tools to the user’s desktop, including the Algo Wheel. The Algo Wheel is a broker-neutral tool for allocating trades to broker algorithms in an unbiased systematic fashion using a quantifiable method for evaluating and rewarding brokers for performance. Triton supports global list‑based and single‑stock trading, as well as futures and options capabilities and includes a fully integrated and supported financial services communications network (ITG Net). Triton also provides traders with access to scalable, low‑latency, multi‑asset trading opportunities.

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

ITG Net

ITG Net is a global financial communications network that provides secure, reliable and fully supported connectivity between buy‑side and sell‑side firms for multi‑asset order routing and indication‑of‑interest messages with ITG and third‑party trading platforms. ITG Net supports approximately 9,000 global billable connections to more than 600 unique execution destinations worldwide. ITG Net also integrates the trading products of third‑party brokers and ATSs into our OMS and EMS platforms.

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

Commission Management Services

ITG offers administration and consolidation of client commission arrangements across a wide range of our clients’ preferred brokerage and research providers through Commission Manager, a robust, multi‑asset, web‑based commission management portal, and Budget Tracker, which enables asset managers to set research valuations and create and track budgets for their end clients. ITG also offers a comprehensive research payment account solution, enabling clients to unbundle research and execution payments to comply with the European Markets in Financial Instruments Directive (“MiFID”) II regulations.

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

Our transaction cost analysis (“TCA”) offers robust measurement and reporting capabilities to analyze costs and performance across the trading continuum. TCA assesses trading performance and implicit costs under various market conditions so users can adjust strategies and potentially reduce costs and boost investment performance. TCA is also available for foreign exchange transactions (TCA for FX) and for corporate and sovereign bond trading (Fixed Income TCA).

Alpha Capture Reporting measures cost at every point of the investment process and provides portfolio managers with quarterly analytical reviews, written interpretations and on‑site consultative recommendations to enhance performance.

Portfolio Analytics

ITG provides market‑leading tools to assist asset managers with portfolio decision‑making tasks, from portfolio construction and optimization to the enterprise challenge of global, real‑time portfolio performance monitoring.

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

European Operations

ITG Europe was established as a broker‑dealer in 1998. Today, ITG Europe focuses on trading European, Middle Eastern and African equities as well as providing ITG’s technologies to its clients. ITG Europe provides electronic brokerage services including ITG’s algorithms and smart order router, and the POSIT suite, as well as single stock execution services, portfolio trading services and commission management services. In January 2018, ITG (a) expanded its dark cash equity orders segment to include an any price point system and reference price system, in each case, for large sized orders that are not subject to the MiFID II double volume caps set at 4% of all the dark regulated venue trading volume in a given security for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate and (b) launched POSIT Auction, a lit segment on the POSIT Multilateral Trading Facility (“MTF”) which provides additional access to liquidity under MiFID II trading rules. In Europe, ITG provides Triton, OMS, connectivity services, Single Ticket Clearing, RFQ‑hub, TCA, Alpha Capture Reporting, trading analytics and Fair Value.

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

In many cases we face competitors that are larger and have greater financial resources than ITG. These competitors may have more flexibility to offer a broader set of products and services than we can. Competition is also intense for the recruitment and retention of qualified professionals. The performance of our business is in large part dependent on the skills, expertise and performance of our employees. Our ability to continue to compete effectively in our businesses will depend upon our continued ability to attract new professionals and retain and motivate our existing professionals.

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

•

ITG Inc. is a U.S. broker‑dealer registered with the SEC, FINRA, The NASDAQ Stock Market (“NASDAQ”), NYSE, NYSE Arca, Inc., NYSE American, Cboe BYX Exchange, Inc., Cboe BZX Exchange, Inc., Chicago Stock Exchange Inc., Cboe EDGA Exchange, Inc. (“EDGA”), Cboe EDGX Exchange, Inc. (“EDGX”), NASDAQ BX, Inc., NASDAQ PHLX LLC, The Investors Exchange LLC, National Futures Association, all 50 states, Puerto Rico and the District of Columbia.

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

Broker‑dealers are subject to regulations covering all aspects of the securities trading business, including sales methods, trade practices, anti-money laundering/anti-bribery compliance, use and safekeeping of clients’ funds and securities, capital structure, record keeping, technology implementation, risk management and conduct of directors, officers and employees. Additional legislation or changes in the interpretation or enforcement of existing laws and rules may directly affect the mode of operation and profitability of broker‑dealers. The SEC, SROs, state securities commissions and foreign regulatory authorities may conduct administrative proceedings or commence judicial actions, which can result in censure, judgments, settlements, fines, disgorgements, penalties, injunctions, the issuance of cease‑and‑desist orders or the suspension or expulsion of a broker‑dealer, its directors, officers or employees.

ITG Inc. and AlterNet are required by law to belong to the Securities Investor Protection Corporation (“SIPC”). In the event of a U.S. broker‑dealer’s insolvency, the SIPC fund provides protection for client accounts up to $500,000 per customer, with a limitation of $250,000 on claims for cash balances. ITG Canada and TriAct are required by Canadian law to belong to the Canadian Investor Protection Fund (“CIPF”). In the event of a Canadian broker‑dealer’s insolvency, CIPF provides protection for client accounts up to CAD $1 million per customer. ITG Europe is required to be a member of the Investor Compensation Scheme, which provides compensation to retail investors in the event of certain stated defaults by an investment firm. ITG Hong Kong is regulated by the SFC. The SFC operates the Investor Compensation Fund which provides compensation to retail investors in the event of a default by a regulated financial institution. ITG Australia is obligated to contribute to the ACH Clearing Fund and/or the National Guarantee Fund if and when requested by ASIC. In the past twelve months, no such requests have been made of ITG Australia.

Regulation ATS

Regulation ATS permits U.S. “alternative trading systems” such as POSIT to match orders submitted by buyers and sellers without having to register as a national securities exchange. Accordingly, POSIT is not registered with the SEC as an exchange. We continue to review and monitor POSIT’s systems and procedures to ensure compliance with Regulation ATS. The Form ATS describing the operations of POSIT in the U.S. is publicly available at http://www.itg.com/about/transparency/. On July 18, 2018, the SEC unanimously adopted amendments (the “Final ATS Amendments”) to Regulation ATS and related rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to enhance transparency requirements on, and increase the SEC’s oversight of, ATSs that facilitate transactions in National Market System stocks (generally, exchange-listed equities) (“NMS Stock ATSs”).  The regulation became effective on October 9, 2018.  The amendments require, among other things, a publicly-available Form ATS-N containing disclosures about the operation of the ATS and the interactions between the ATS, its affiliates, and other firm products (e.g. smart routers and algorithms). We filed our first Form ATS-N on February 8, 2019.

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

Clients

For the years ended December 31, 2018, 2017 and 2016, no single client accounted for more than 5% of our consolidated revenue.

Employees

On December 31, 2018, the Company employed 883 staff globally, of whom 521, 91, 164 and 107 staff were employed by the U.S., Canadian, European and Asia Pacific Operations, respectively.

Website and Availability of Public Reports

We are required to file reports and other information with the SEC. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K, together with any amendments to those reports, are available without charge on the SEC’s website at http://www.sec.gov. Prior to the Merger, these filings were also available on ITG’s website (http://investor.itg.com).

Item 1A.  Risk Factors

Certain Factors That May Affect Our Financial Condition and Results of Operations

We face risks and uncertainties that may affect our financial condition and results of operations. The following risk factors should be considered in evaluating our business and outlook and may be important to understanding any statement in this Annual Report on Form 10‑K. These risk factors should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10‑K. These risk factors should also be read in conjunction with the risk factors of Virtu, appearing in Item 1A of Virtu’s 2018 Annual Report on Form 10-K as filed with the SEC on March 1, 2019.

Decreases in equity trading activity by active fund managers and declining securities prices could harm our business and profitability.

Declines in the trading activity of active fund managers generally result in lower revenues from our trading solutions, which generate the majority of our revenues globally. In addition, securities’ price declines adversely affect our trading commissions outside North America, which are based on the value of transactions. The demand for our trading solutions is directly affected by factors such as economic, regulatory and political conditions that may lead to decreased trading activity and prices in the securities markets in the U.S. and in the foreign markets we serve. Significant flows of investments out of actively‑managed equity funds has curtailed their trading activity, which impacts our buy‑side trading volumes and the use of some of our higher value services. Volatility levels also impact the amount of trading activity. Sustained periods of low volatility can result in lower levels of trading activity. In addition, trading activity tends to decline in periods following extreme levels of volatility.

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

We depend on the availability of adequate capital to maintain and develop our business and meet our regulatory capital requirements. Although we believe that we can meet our ongoing operating cash and regulatory capital needs from our cash flow from operations, our existing cash balances and our available credit facilities, if cash on hand and cash flow from operations are not sufficient to meet our needs, our ability to borrow additional funds may be impacted by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms and we may become subject to covenants even more restrictive than those contained in our current credit facilities. If, for any reason, we are unable to comply with the covenants under our existing or future credit facilities, we may not be able to borrow additional funds under commercially acceptable terms or may not be granted waivers or amendments to such restrictions, such waivers or amendments may be provided at significant additional cost to us or we may not be able to refinance our debt on terms acceptable to us, or at all. The lenders under our current credit facilities also have the right to terminate any commitments they have to provide further borrowings in certain circumstances and, in an event of default, if not cured or waived, could result in the acceleration of all or substantially all of our debt or the loss of the assets securing our debt. On January 25, 2019, we amended our $150 million revolving credit agreement, dated as of January 26, 2018 (the “Credit Agreement”), between ITG Inc., as borrower, the Company, as guarantor, and a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent.  The purpose of the amendment was to extend the maturity date of the existing Credit Agreement from January 25, 2019 to March 31, 2019 to maintain financing availability under the Credit Agreement until the expected closing of the Merger.  The Credit Agreement was terminated at the Effective Time of the Merger.

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

We will need to continue to invest in our operations for the foreseeable future to fund our strategic initiatives. If we do not achieve the expected operating results, we may need to seek additional financing in the debt or equity markets or sell selected assets or reduce or delay planned capital, research or development expenditures.  These measures may not be successful and may harm our business and prospects. In addition, any financing, or sale of assets might not be available, or may not be available on economically favorable terms.

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

Our business relies on the secure collection, storage, processing and transmission of proprietary information, including our clients’ confidential data, in our internal systems and through our vendor networks and communications infrastructure. Increased cybersecurity threats pose a risk to this information, in addition to our and our third-party service providers’ systems and networks. While we have not been the victim of cyber‑attacks that have had a material impact on our operations or financial condition, we have experienced cyber security incidents such as denial of service attempts, malware infections, phishing attempts, business e-mail account compromise attempts and other attempts at compromising our information technology that are typical for a company of our size that operates in the global financial marketplace. Our systems also may be vulnerable to unauthorized access, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have a negative impact, including loss or destruction of data (including confidential client information) and unavailability or disruption of service. Despite our efforts to implement industry‑standard security measures, we face the risk that our security measures may prove insufficient as attacks have resulted in material breaches against other financial services companies with significant security controls and the nature of cyber threats continues to evolve. These threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us. System errors that result from these acts may be repeated or compounded before they are discovered and rectified. Successful security breaches of our systems or the systems of certain of our vendors could expose us to a risk of misappropriation of our or our clients’ confidential information, the corruption or deletion of data, and the disruption of our services to our clients. These outcomes could result in reputational damage, loss of clients, lower trading volumes, a negative impact on our competitive position, significant expense in implementing future security measures, litigation, and regulatory inquiries or proceedings, all of which could adversely impact our financial results.

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

We self‑clear most equity transactions in the U.S. and Australia. In those markets, we may be required to provide considerable additional funds with clearing and settlement organizations, such as the National Securities Clearing Corporation or Depository Trust and Clearing Corporation in the U.S., especially during periods of high market volatility. In addition, regulatory agencies have required these clearing and settlement organizations to increase the level of margin deposit requirements over time and they may continue to do so in the future. We rely on our excess cash, certain established credit facilities and the use of outsourced clearing arrangements to meet or reduce those demands. While we have historically met requests for additional margin deposits, there is no guarantee that our excess cash and our established credit facilities and clearing arrangements will be sufficient for future needs, particularly if there is an increase in requirements. There is also no guarantee that these established credit facilities and outsourced clearing arrangements will continue to be available to us.

In addition, each of our broker‑dealer subsidiaries worldwide is subject to regulatory capital requirements promulgated by the applicable regulatory and exchange authorities of the countries in which they operate. Growth in trading activity in certain jurisdictions outside the U.S. has led, and could continue to lead to, higher regulatory capital requirements. While we have implemented measures to reduce our regulatory capital requirements outside the U.S., there can be no assurance that we will be able to implement similar measures in the future.  Moreover, regulatory or exchange authorities may seek to increase our regulatory capital requirements in the future and any modification to our business may result in increased regulatory capital requirements.

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

We engage in a limited amount of principal trading, which exposes us to risk of loss due to market fluctuations and volatility.  For example, in our Canadian Operations, a limited portion of our revenues is derived from principal trading activities including the net spread on foreign exchange contracts executed to facilitate equity trades by clients in different currencies and trading exchange traded funds (“ETFs”) to facilitate the creation or redemption of an ETF.  In addition, in limited circumstances, we may transact on a principal basis in the normal course of agency trading by taking temporary positions in securities (including trade errors and client trade accommodations). Although we attempt to close out all our positions by the end of the day, we bear the risk of market fluctuations and we may incur losses due to changes in the prices of such securities and currencies. Any principal gains or losses resulting from these positions could have a disproportionate effect, positive or negative, on our revenues and profits, and could also result in reputational damage.

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

There is substantial political and economic uncertainty surrounding the referendum held on June 23, 2016 in which the citizens of the United Kingdom voted in favor of an exit from the EU (often referred to as Brexit). The United Kingdom and the EU are negotiating the terms of the United Kingdom’s withdrawal from the EU and the framework for their future relationship. However, there remains considerable uncertainty around the terms of the withdrawal and the United Kingdom’s future relations with the EU. If a withdrawal agreement is not ratified by both sides by March 29, 2019, the United Kingdom will likely leave the EU on that date with no agreement (a so-called “hard Brexit”). It is unclear how the United Kingdom’s access to the EU single market, and the wider trading, legal and regulatory environment in which we and our clients operate, will be impacted by Brexit and how this will affect our and their businesses. The announcement of Brexit caused, and further developments have caused and may continue to cause, significant volatility in global stock markets and currency exchange rate fluctuations. The uncertainty surrounding the terms of the United Kingdom’s exit and its consequences, including the absence of a negotiated agreement or steps taken unilaterally by either the United Kingdom or the EU following Brexit, could adversely impact client and investor confidence, result in additional market volatility, lead to significant regulatory changes and adversely affect our businesses, including our revenues from trading activities in Europe, and our results of operations and financial condition.

We incur risks related to our international business due to currency exchange rate fluctuations that could impact our financial results and financial position.

We have significant operations outside of the U.S., with 55% of our 2018 consolidated revenues denominated in non-U.S. dollar currencies. We currently operate and continue to expand globally, principally through our operations in Canada, Europe and Asia Pacific as well as through the development of specially tailored versions of our services to meet the needs of our clients who trade in international markets. We therefore have significant exposure to currency exchange rate fluctuations primarily between the U.S. Dollar and the British Pound Sterling, Euro, Swiss Franc, Scandinavian currencies, Australian Dollar, Canadian Dollar, Japanese Yen and Hong Kong Dollar. When the U.S. Dollar strengthens against these currencies, the U.S. Dollar value of non‑U.S. Dollar‑based revenue and profit decreases. These fluctuations may materially impact the translation of our non‑U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

We are dependent on certain major customers and a decline in their use of our services could materially impact our revenues.

The chart below sets forth our dependence on our three largest clients individually, as well as on our ten largest clients in the aggregate, expressed as a percentage of total revenues:

	% of Total Consolidated Revenue
	2018	2017	2016
Largest customer	4.3%	3.9%	3.0%
Second largest customer	2.3%	2.4%	2.2%
Third largest customer	2.3%	2.1%	2.1%
Ten largest customers	20.2%	18.9%	17.8%

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

The SEC adopted the Consolidated Audit Trail rule (“CAT”) in July 2012, which requires SROs to establish an order trail reporting system that would enable regulators to track, within 24 hours of the trade date, information related to orders in NMS securities (generally, exchange-listed stocks and exchange-listed options) and OTC equity securities received and executed across the securities markets. The SEC approved a national market system plan for implementation of the CAT that had been submitted by the exchanges and FINRA on November 15, 2016. As a non‑small industry member, the expected start date for us to begin reporting CAT data is November 2019, which will result in significant implementation costs and increased ongoing administrative expenses and burdens.

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

On July 18, 2018, the SEC unanimously adopted amendments (the “Final ATS Amendments”) to Regulation ATS and related rules under the Exchange Act to enhance transparency requirements on, and increase the SEC’s oversight of, ATSs that facilitate transactions in National Market System stocks (generally, exchange-listed equities) (“NMS Stock ATSs”).  The regulation became effective on October 9, 2018.  The amendments require, among other things, a publicly-available Form ATS-N containing disclosures about the operation of the ATS and the interactions between the ATS, its affiliates, and other firm products (e.g. smart routers and algorithms). We filed our first Form ATS-N on February 8, 2019. The level of disclosure required under the Final ATS Amendments and the SEC’s ongoing involvement in approving or reviewing the design and operations of NMS Stock ATSs bring the regulation of NMS Stock ATSs closer to the way in which national securities exchanges are currently regulated.  The Final ATS Amendments resulted in, and is expected to continue to result in, increased administrative expenses and burdens to ensure compliance.

In addition, new regulatory obligations have been proposed, adopted or implemented that pertain to our business outside of the United States, which have also had, and may continue to have, a material impact upon our business model.

•

In Europe, these include MiFID II, which took effect on January 3, 2018. In particular, under MiFID II, MTFs—the European equivalent to an SEC‑registered ATS—that trade in dark cash equity orders are required to cross such orders at the midpoint, open, or closing prices of the primary venue (where displayed orders in those securities are traded) and adhere to volume limits on dark trading. These limits, which took effect in March 2018, were set at 4% of all the displayed and dark regulated venue trading volume for any individual dark venue and 8% of such volume for all dark trading venues in the aggregate. The calculations are performed at an individual stock level over a 12‑month rolling period. In the event that the relevant limit is breached, the crossing of that particular stock in the individual dark trading venue or in all such venues (as applicable depending on whether the 4% or 8% threshold is breached) ceases for the following 6 months. MiFID II provides an exception from these requirements for large-sized orders, which may be crossed at any price point and without regard to the above‑mentioned volume limits. No such exception exists for smaller-sized orders and the implementation of the volume limits has restricted the crossing of such smaller-sized orders in affected stocks in POSIT in Europe.

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

•

The EU also adopted a comprehensive General Data Privacy Regulation (the “GDPR”) in May 2016 that replaced the 1995 European Union Directive on Data Protection and related country-specific legislation.  The GDPR became fully effective in May 2018. The GDPR requires companies to satisfy new requirements regarding the monitoring of EU data subjects and the handling of their personal data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Under certain circumstances, the GDPR may require us to provide notification to affected individuals and/or data protection authorities in the event of a data breach. Failure to comply with

GDPR requirements could result in penalties of up to the greater of €20 million or 4% of worldwide revenue.

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

In August 2015, we paid $20.3 million to settle the SEC’s investigation into a proprietary trading pilot operated in 2010 and 2011 (the “2015 SEC Settlement”), which had a significant negative impact on our business. In January 2017, we paid $24.5 million to settle the SEC’s investigation into our activity with respect to pre-released American Depositary Receipts (the “2017 SEC Settlement”). In November 2018, we paid $12.0 million to settle the SEC’s investigation into certain operational features of U.S. POSIT and access to U.S. POSIT data, together with related disclosures (the “2018 SEC Settlement” and, together with the 2015 SEC Settlement and the 2017 SEC Settlement, the “SEC Settlements”). Our broker-dealer subsidiaries are also subject to, or involved in, investigations and other proceedings by government agencies and self-regulatory organizations, with respect to which we are cooperating. Our customers’ reaction to the SEC Settlements or the announcement or resolution of other investigations or proceedings may result in reputational and financial harm, which could have a material adverse effect on the Company.

The circumstances relating to the SEC Settlements could subject us to additional actions, including purported class action or other litigation.

In connection with the 2015 SEC Settlement, two putative class action lawsuits were filed and have since been consolidated into a single action in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executives. On April 19, 2018, the Company reached an agreement in principle to settle the consolidated securities class action lawsuit. In exchange for a release of claims and a dismissal with prejudice, the settlement includes a payment to class members of $18 million, which is well within the policy limits of, and is expected to be paid by, the Company’s insurance carrier. On November 5, 2018, a Stipulation and Agreement of Settlement (the “Settlement”) was preliminarily approved by the court. On February 21, 2019, the court approved the Settlement and entered final judgment.

In addition, a purported shareholder of the Company filed a shareholder derivative action against eleven current or former officers and directors of the Company in the Supreme Court for the State of New York relating to the 2015 SEC Settlement. The Company is named as a nominal defendant, and the plaintiff purports to seek recovery on its behalf. The complaint generally alleges that the individual defendants breached their fiduciary duties to the Company in connection with the matters that were the subject of the 2015 SEC Settlement. On January 11, 2019, the plaintiff filed a notice of voluntary discontinuance without prejudice.

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

In the Asia Pacific and U.S. regions, we have significant carryforwards for operating losses and tax credits. If we do not generate sufficient future taxable income in these jurisdictions we may not be able to fully utilize these available carryforwards. In addition, our tax credit carryforwards in the U.S. have a limited period to be utilized due to expiration dates. We have established full valuation allowances in our consolidated financial statements for these deferred tax assets in Asia Pacific and the U.S.

Tax changes, including tax reform in the United States, could affect the Company’s effective tax rate and future profitability.

The Company’s future results could be affected by changes in our effective tax rate as a result of changes in the mix of our overall profitability, changes in tax legislation and the results of audits and examinations of previously filed tax returns.

In December 2017, the current U.S. administration signed into law new comprehensive tax reform legislation called the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), which makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including the Company. The Tax Cuts and Jobs Act includes amendments to the applicability of the corporate alternative minimum tax, reductions in the amount of executive pay that qualifies for deduction, reductions in the U.S. corporate income tax rate and new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax (“GILTI”) and the base erosion tax, respectively.

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

We may not be able to implement important strategic initiatives in accordance with our expectations, including that the strategic initiatives could result in additional unanticipated costs, which may result in an adverse impact on our business and financial results. In July 2016, we completed an end-to-end review of our business, clients, people and processes initiated by our Chief Executive Officer.  In connection with these findings, we announced our Strategic Operating Plan to increasingly focus our resources on our core capabilities in execution, liquidity, analytics and workflow solutions, which are our four key service offerings that revolve around the trade implementation cycle. As part of our ten-quarter Strategic Operating Plan, which was completed during 2018, we pursued significant investments in technology and people beginning in the second half of 2016 to enhance these key service offerings and sharpen our brand with the expectation of meaningfully growing market share, revenues and profitability on a global basis. If we are unable to execute or realize the benefits of other strategic initiatives, the strategic initiatives may not result in improvements in future financial performance and could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Our strategic transactions, including acquisitions and dispositions, may not result in anticipated benefits and may present risks not originally contemplated, which may adversely affect our results of operations and financial condition.

Over the last several years, we have undertaken several strategic transactions, including the acquisition of RFQ‑hub, a multi‑asset platform for global‑listed and OTC financial instruments, as well as the dispositions of our investment research operations. Additionally, in February 2018, we established a joint venture with Option Technology Solutions LLC to form Matrix Holding Group, a holding company for a derivatives execution and technology business.  We may elect to pursue additional potential strategic transactions in the future, including acquisitions, dispositions, strategic partnerships, joint ventures, restructurings, business combinations and investments.  These transactions entail numerous operational and financial risks, including but not limited to difficulties in valuing acquired businesses, combining personnel and firm cultures, integrating acquired products, services and operations, achieving anticipated synergies that were inherent in our valuation assumptions, exposure to unknown material liabilities, the potential loss of key vendors, clients or employees of acquired companies, incurrence of substantial debt or dilutive issuance of equity securities to pay for acquisitions, higher-than expected acquisition or integration costs, write-downs of assets or impairment charges, increased amortization expenses and decreased earnings, revenue or cash flow from dispositions.  Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and our failure to execute on any strategic transaction in a satisfactory manner could adversely affect our future results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal offices are located at One Liberty Plaza, in New York, New York, where we lease approximately 132,000 square feet of office space pursuant to a lease agreement expiring in January 2029, of which we sublease approximately 44,000 square feet.

We have a regional office in Boston, Massachusetts where we lease approximately 36,000 square feet of office space pursuant to a lease expiring in November 2030, of which we sublease approximately 10,000 square feet.

We also have an additional regional office in Chicago, Illinois where we occupy approximately 4,000 square feet pursuant to a lease agreement expiring in October 2029.

We maintain a facility in Los Angeles, California where we occupy approximately 36,000 square feet of office space pursuant to a lease agreement expiring in July 2027. This facility is used primarily for technology research and development and support services. We have ceased use of and intend to sublease approximately 12,000 square feet of this space.

Canada

We have an office in Toronto where we occupy approximately 20,000 square feet of office space pursuant to a lease expiring in December 2019.

Europe

In Europe, we have offices in Dublin, London and Paris where we occupy approximately 6,000, 12,000 and 5,000 square feet of office space, respectively. The Dublin space is leased pursuant to an agreement that expires in November 2027 (with a termination option in November 2022), the London space is leased pursuant to an agreement that expires in December 2024, and the space in Paris is leased pursuant to an agreement that expires in May 2025 (with a termination option in May 2019).

Asia Pacific

In Australia we have offices in Melbourne and Sydney, where we occupy approximately 6,000 and 3,000 square feet of office space, respectively, pursuant to leases expiring in April 2020 and June 2020, respectively.

In Hong Kong we occupy approximately 11,000 square feet of office space pursuant to a lease that expires in September 2021. We also lease approximately 1,000 square feet of space for our regional office in Singapore pursuant to a lease that expires in February 2021.

Item 3.  Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 8. Financial Statements—Note 23. Commitments and Contingencies—Legal Matters” and is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data

With the consummation of the Merger on March 1, 2019, we became an indirect wholly-owned subsidiary of Virtu and our common stock was delisted from the NYSE. There is no established trading market for our equity securities as of the Closing Date of the Merger. An indirect wholly owned subsidiary of Virtu is the sole holder of record of our equity. Prior to the closing of the Merger, our common stock was traded on the NYSE under the symbol “ITG.”

Dividends

In 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2018 and 2017, our Board of Directors declared and we paid quarterly cash dividends of $0.07 per share on our common stock and, in February 2019, our Board of Directors declared a quarterly dividend of $0.07 per share on our common stock, payable on March 15, 2019 to stockholders of record as of February 27, 2019.

Stock Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum Number
			Total Number of	of Shares (or Units)
			Shares (or Units)	that May Yet
	Total Number of	Average	Purchased as Part of	Be Purchased
	Shares (or Units)	Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased (a)	Share (or Unit) (a)	Plans or Programs (b)	Programs (b)
From: January 1, 2018
To: January 31, 2018	163,434	$21.36	13,425	548,130
From: February 1, 2018
To: February 28, 2018	401,355	19.81	144,006	4,404,124
From: March 1, 2018
To: March 31, 2018	22,902	19.69	22,902	4,381,222
From: April 1, 2018
To: April 30, 2018	25,544	19.79	24,424	4,356,798
From: May 1, 2018
To: May 31, 2018	2,955	20.44	2,500	4,354,298
From: June 1, 2018
To: June 30, 2018	76,221	21.56	75,723	4,278,575
From: July 1, 2018
To: July 31, 2018	4,589	21.23	3,716	4,274,859
From: August 1, 2018
To: August 31, 2018	7,244	22.89	—	4,274,859
From: September 1, 2018
To: September 30, 2018	12,012	21.94	—	4,274,859
To: October 1, 2018
From: October 31, 2018	17,008	27.75	—	4,274,859
To: November 1, 2018
To: November 30, 2018	801	30.08	—	4,274,859
From: December 1, 2018
To: December 31, 2018	56,668	30.01	—	4,274,859
Total	790,733	$21.28	286,696

(a)	This column includes the acquisition of 504,037 shares of common stock from employees in order to satisfy minimum statutory withholding tax requirements upon settlement of equity awards.

(b)

In February 2018, our Board of Directors authorized the repurchase of an additional 4.0 million shares. This authorization expired at the Effective Time of the Merger as there is no established trading market for our equity securities as of the Closing Date of the Merger. As of December 31, 2018, there were 4.3 million shares remaining available for repurchase under ITG’s stock repurchase program. The stock repurchase program was suspended pending the completion of the acquisition of the Company by Virtu.

During 2018, we repurchased 0.8 million shares of our common stock at a cost of $16.8 million, which was funded from our available cash. Of these shares, 0.3 million were purchased under our Board of Directors’ authorization for a total cost of $5.8 million (average cost of $20.28 per share). An additional 0.5 million shares repurchased for $11.0 million pertained to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards.

Performance Graph

The following line graph compares the total cumulative stockholder return on our common stock against the cumulative total return of the Russell 2000 Index and the mean of the NASDAQ Other Finance Index and the NYSE Arca Securities Broker/Dealer Index, for the five‑year period ended December 31, 2018.

$160
$140
$120
$100
$80
$60
$40
$20
$0
2013
2014
2015
2016
2017
2018
Mean of the NASDAQ Other Finance Index and NYSE Arca Broker/Dealer Index
Russell 2000 Index (^RUT)
ITG

Item 6.  Selected Financial Data

The selected Consolidated Statements of Operations data and the Consolidated Statements of Financial Condition data presented below for each of the years in the five‑year period ended December 31, 2018, are derived from our consolidated financial statements. Such selected financial data should be read in connection with the consolidated financial statements contained in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
($ in thousands, except per share amounts)
Total revenues	$509,476	$483,694	$469,052	$634,803	$559,814
Total expenses	499,377	477,169	512,292	513,577	494,827
Income (loss) before income tax expense	10,099	6,525	(43,240)	121,226	64,987
Income tax expense (benefit)	9,408	45,965	(17,322)	29,656	14,095
Net income (loss)	$691	$(39,440)	$(25,918)	$91,570	$50,892
Basic income (loss) per share	$0.02	$(1.19)	$(0.79)	$2.70	$1.44
Diluted income (loss) per share	$0.02	$(1.19)	$(0.79)	$2.63	$1.40
Dividends per share	$0.28	$0.28	$0.28	$0.21	$—
Basic weighted average number of common shares outstanding (in millions)	33.0	33.0	32.9	33.9	35.3
Diluted weighted average number of common shares outstanding (in millions)	34.4	33.0	32.9	34.8	36.4

Consolidated Statements of Financial Condition Data:
($ in thousands)
Total assets	$1,021,075	$784,856	$775,285	$1,709,022	$1,350,849
Cash and cash equivalents	$267,843	$287,452	$277,977	$330,653	$275,210
Short-term bank loans	$78,029	$101,422	$72,150	$81,934	$78,360
Term debt	$1,967	$3,104	$6,367	$12,567	$17,781
Total stockholders’ equity	$358,671	$363,235	$405,164	$454,821	$415,596

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

Our business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24, Segment Reporting, to the consolidated financial statements). These four operating segments provide the following categories of products and services:

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

Commissions and fees are derived primarily from (i) commissions charged for trade execution services, (ii) income generated on net executions, whereby equity orders are filled at different prices within or at the National Best Bid and Offer (“NBBO”), and (iii) commission sharing arrangements between ITG Net (our private value‑added FIX‑based financial electronic communications network) and third‑party brokers and alternative trading systems whose trading products are made available to our clients on our OMS and EMS applications, including the new Algo Wheel functionality we have embedded within Triton. The Algo Wheel is a broker-neutral tool for allocating trades to broker algorithms in an unbiased systematic fashion using a quantifiable method for evaluating and rewarding brokers for execution performance. We also have commission sharing arrangements for our Single Ticket Clearing service and our RFQ‑hub request‑for‑quote service. Because commissions are earned on a per‑transaction basis, such revenues fluctuate from period to period depending on (a) the volume of securities traded through our services in the U.S. and Canada, (b) the contract value of securities traded in Europe and the Asia Pacific region and (c) our commission rates. Certain factors that affect our volumes and contract values traded include: (i) macro trends in the global equities markets that affect overall institutional equity trading activity, (ii) competitive pressure, including pricing, created by the existence of electronic execution competitors and (iii) potential changes in market structure in the U.S. and other regions. In addition to share volume, revenues from net executions are also impacted by the width of spreads within the NBBO. Trade orders are delivered to us from our OMS and EMS products and other vendors’ products, direct computer‑to‑computer links to customers through ITG Net and third‑party networks and phone orders from our customers.

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

As a result of adopting Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customer, on January 1, 2018, we identified two key accounting changes that affect the timing of revenue recognition as it relates to bundled commission arrangements and fees for software licenses. The financial impact of these accounting changes includes (1) a deferral of revenues primarily generated in the first half of the year for commissions attributable to analytics products under bundled arrangements that will be recognized over the course of the year as the performance obligations for those analytics products are satisfied and (2) an acceleration of license fee revenues to the delivery date for software provided for a specified period.  These changes only relate to the timing of when revenue is recognized and have no effect on the underlying transaction price of the products and services we perform.  For more information on our evaluation of the revenue recognition standard and its impact on our financial statements, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

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

Reconciliations of adjusted revenues, adjusted expenses, adjusted pre-tax income, adjusted income tax expense (benefit) and adjusted net income to revenues, expenses, income (loss) before income tax expense (benefit), income tax expense (benefit) and net income (loss) and related per share amounts as determined in accordance with U.S. GAAP for the years ended December 31, 2018, 2017 and 2016 are provided below, as applicable (dollars in thousands, except per share amounts).

	Year Ended
	December 31,
	2018	2017	2016
Total revenues	$509,476	$483,694	$469,052
Less:
Other revenues - gains (1)	—	—	(2,438)
Adjusted revenues	$509,476	$483,694	$466,614

Total expenses	$499,377	$477,169	$512,292
Less:
Lease consolidation (2)	(402)	(8,140)	—
SEC settlement accrual and related fees (3)	(13,168)	—	—
Acquisition costs (4)	(8,020)	—	—
Restructuring (5)	(10,601)	—	(9,620)
Impairment of customer intangible asset (6)	—	(325)	—
Legal costs related to the planned formation of the derivatives venture (6)	—	(750)	—
Reserve for settlement related to ADRs and associated costs (7)	—	—	(27,371)
Upfront compensation awards for CEO (8)	—	—	(4,415)
Arbitration case with former CEO and associated costs (9)	—	—	(6,580)
Gain from currency translation adjustment (10)	—	—	1,066
Adjusted expenses	$467,186	$467,954	$465,372

Income (loss) before income tax expense (benefit)	$10,099	$6,525	$(43,240)
Effect of adjustments	32,191	9,215	44,482
Adjusted pre-tax income	$42,290	$15,740	$1,242

Income tax expense (benefit)	$9,408	$45,965	$(17,322)
Reduction in tax reserves (11)	1,862	—	7,320
Impact of U.S. corporate tax law changes (12)	—	843	—
Valuation allowance for historical U.S. deferred tax assets (13)	—	(41,380)	—
Tax effect of adjustments (1) (5) (7) (8) (9) (10)	—	—	7,618
Adjusted income tax expense (benefit)	$11,270	$5,428	$(2,384)

Net income (loss)	$691	$(39,440)	$(25,918)
Net effect of adjustments	30,329	49,752	29,544
Adjusted net income	$31,020	$10,312	$3,626

Diluted income (loss) per share	$0.02	$(1.19)	$(0.79)
Net effect of adjustments	0.88	1.49	0.90
Adjusted diluted income per share	$0.90	$0.30	$0.11

Notes:

(1)

In the second quarter of 2016, we received insurance proceeds of $2.4 million from our corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in our outsourced primary data center in the U.S. Additionally, we generated a nominal gain on the completion of the sale of our investment research operations in May 2016.

(2)

In the fourth quarter of 2017, we incurred an $8.1 million charge for the write-off of fixed assets and other costs associated with the consolidation of our New York office space. In 2018, we incurred an additional charge for the New York office space consolidation of $0.4 million.

(3)

In the second quarter of 2018, we incurred a charge to establish an accrual of $12.0 million for a potential settlement with the SEC, which was finalized in the fourth quarter of 2018, relating to an investigation into certain operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures, and incurred related legal fees of $1.2 million. Due to the non-deductibility of the settlement charge and the full valuation allowance on U.S. deferred tax assets, there is no tax effect on this adjustment.

(4)	In the fourth quarter of 2018, we incurred costs of $8.0 million related to the acquisition of the Company by Virtu.

(5)

In 2018, we incurred restructuring charges of $10.6 million related to the elimination of certain positions in the U.S. and the reduction of office space in Los Angeles. Due to the full valuation on U.S. deferred tax assets, there is no tax effect on this adjustment. In 2016, we incurred restructuring charges of $9.6 million related to (a) management delayering and the elimination of certain positions, (b) the reduction in our single stock sales trading and sales organizations and (c) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk.

(6)

In the third quarter of 2017, we deemed the remaining value of a customer intangible asset recorded in ITG Derivatives LLC of $0.3 million fully impaired and incurred legal fees related to the formation of the Matrix derivatives venture of $0.8 million.

(7)

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

(8)

Our Chief Executive Officer, who departed the Company in connection with the Merger, was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(9)

In the first half of 2016, we incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with our former CEO whose employment with the Company was terminated in August 2015 and incurred legal fees of $2.7 million. In the third quarter of 2016, we recorded a reimbursement of $0.9 million of these legal fees from our insurance carrier.

(10)

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

(11)	In the first quarter of 2018 and the fourth quarter of 2016, we resolved multi-year tax contingencies in the U.S. and reduced tax reserves by $1.9 million and $7.3 million, respectively.

(12)

In the fourth quarter of 2017, we reduced the amount recorded for a deferred tax liability in the U.S. due to the passing of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”), which lowered the U.S. corporate income tax rate from 35% to 21%.

(13)

In the third quarter of 2017, we determined that it was appropriate to establish a full valuation allowance on our U.S. deferred tax assets, of which $42.3 million related to periods prior to the third quarter of 2017. In the fourth quarter of 2017, we reduced the valuation allowance by $0.9 million as a portion of these U.S. deferred tax assets were realized following a tax method change.

Executive Summary for the Year Ended December 31, 2018

Consolidated Overview

During 2018 we achieved strong growth in our international operations, including record levels of revenue and profits in Europe and Asia Pacific.  We exited the year with a stronger fourth quarter, as consolidated revenues and adjusted pre-tax income were up on both a sequential and year-over-year basis.

Our 2018 revenues were $509.5 million, 5% higher than 2017 due largely to stronger international trading activity, including increased block crossing through POSIT Alert, as well as growth in commission share revenues from Workflow Technology products globally. On a U.S. GAAP basis, we posted net income of $0.7 million, or $0.02 per diluted share in 2018, compared to a net loss of $39.4 million, or $1.19 per diluted share in 2017. GAAP net income in 2018 included (i) charges related to the November 2018 SEC POSIT settlement and related fees of $13.2 million, or $0.38 per diluted share; (ii) headcount reduction expenses of $8.3 million, or $0.24 per diluted share associated with restructuring activities; (iii) costs related to the acquisition of ITG by Virtu of $8.0 million, or $0.23 per diluted share; and (iv) lease consolidation charges of $2.7 million, or $0.08 per diluted share. These charges were partially offset by a tax benefit of $1.9 million, or $0.05 per diluted share, for the reversal of a tax settlement accrual. Excluding those items, we generated adjusted net income (see Non-GAAP Financial Measures) of $31.0 million, or $0.90 per diluted share in 2018, compared to adjusted net income of $10.3 million, or $0.30 per diluted share, in 2017.

During the year, we completed our ten-quarter Strategic Operating Plan (“SOP”), which enhanced our global capabilities in liquidity, execution, analytics and workflow technology solutions. As part of the SOP we sharpened our focus around these four key service offerings following the divestitures and closings of non-core operations. We also undertook significant investments in technology and people to bolster these key service offerings. Our total investment under the plan since inception in late July 2016 was more than $40 million, with funding for the plan coming from more than $30 million in annual savings from cost reduction measures undertaken since the third quarter of 2016.

Segment Discussions

In 2018, we changed the way we measure the profitability of our regional segments to reflect the global nature of our business operations. Certain expenses that are incurred in the U.S. on behalf of the entire Company are now being allocated to the international segments. For comparability purposes, we have restated previously reported segment results for 2017 resulting in a decrease in U.S. expenses of $10.7 million and increases in expenses in Canada, Europe and Asia Pacific of $2.7 million, $5.1 million and $2.9 million, respectively.

In the U.S., we narrowed our profitability gap due largely to cost reduction measures and the impact of a 12% year-over-year increase in daily equity market volumes.

Our Canadian commissions and fees rose during the year due to significant market share gains and increased market-wide volumes overall. Commissions and fees were 16% higher than 2017 while daily market-wide volumes were up 9%.

Europe experienced a record year in 2018 in terms of both revenue and pre-tax profits, which grew 11% and 12%, respectively, as compared to 2017. Our executed daily value in the region grew 2% over 2017 in British pound terms, below the 5% increase in daily market-wide trading activity due to the reduction in non-block trading in POSIT following the implementation of the MIFID II volume caps in March 2018. The growth in revenues and profitability was driven in part by increased POSIT Alert trading, which is generally exempt from the caps, and strong growth in commission sharing revenues from Workflow Technology products.

In Asia Pacific, we achieved new records for both revenues and pre-tax profits in 2018, with increases of 20% and 62%, respectively, as compared to 2017. Asia Pacific commissions and fees increased 21%, outperforming the 14% growth in overall daily market-wide activity. This outperformance was driven in part by the increased use of POSIT Alert and strong growth in algorithmic trading and portfolio trading.

Corporate activity in 2018 reduced pre-tax income by $49.7 million compared to a pre-tax reduction of $32.4 million in 2016. The higher pre-tax loss reflects an increase in non-operating charges from the items noted above.

Capital Resource Allocation

During 2018, we repurchased 287,000 shares under our authorized repurchase program for $5.8 million, or an average cost of $20.28 per share, and we ended the year with 33.2 million shares outstanding, above the 32.6 million shares outstanding at the end of 2017 due to suspensions in our repurchase activity pending the final settlement of the U.S. POSIT matter with the SEC in November 2018 and pending the completion of the acquisition of the Company by Virtu. We also maintained our $0.07 quarterly dividend program, paying out $9.2 million in cash.

Results of Operations—Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

U.S. Operations

	Year Ended
	December 31,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$141,577	$154,182	$(12,605)	(8)%
Recurring	46,938	47,393	(455)	(1)%
Other	2,876	3,415	(539)	(16)%
Total revenues	191,391	204,990	(13,599)	(7)%
Expenses:
Compensation and employee benefits	89,406	95,683	(6,277)	(7)%
Transaction processing	31,836	39,601	(7,765)	(20)%
Other expenses	78,034	83,536	(5,502)	(7)%
Total expenses	199,276	218,820	(19,544)	(9)%
Loss before income tax	$(7,885)	$(13,830)	$5,945	43%

*  Restated for comparability purposes, resulting in a decrease in U.S. expenses of $10.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Commissions and fees declined 8% from 2017 due primarily to reduced trading in our POSIT Alert block crossing system and the spin-out of our derivatives business to the Matrix joint venture in mid-February 2018. These decreases were offset in part by an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel.

	Year Ended
	December 31,
U.S. Operations: Key Indicators*	2018	2017	Change	% Change
Total trading volume (in billions of shares)	34.7	34.8	(0.1)	(0)%
Average trading volume per day (in millions of shares)	138.2	138.8	(0.6)	(0)%
Average revenue per share	$0.0034	$0.0037	$(0.0003)	(8)%
U.S. market trading days	251	251	—	—%

*	Excludes activity from the trading of derivatives and Latin American equities as well as commission share arrangements.

Recurring revenues decreased 1% from the prior year due primarily to a decline in connectivity revenue.

Other revenues declined 16% from 2017 due to lower tape rebate revenue, consulting revenue and clearing ticket fee revenues, offset in part by an increase in fees earned for commission aggregation services.

Compensation and employee benefits decreased 7% from the prior year primarily due to the impact of cost savings measures taken in 2017 and the first quarter of 2018 as well as employee termination costs incurred in 2017 of $5.5 million. These decreases were offset in part by increased cost for performance stock awards.

Transaction processing costs decreased 20% from 2017 even though total trading volume in cash equities was essentially flat due primarily to the impact of the spin-out of our derivatives business to the Matrix venture in mid-February 2018 and reduced trade execution costs on cash equities from lower liquidity taking. Transaction processing costs as a percentage of commissions and fees decreased to 22.5% in 2018 from 25.7% in 2017.

Other expenses decreased 7% compared to the prior year due to a decrease in occupancy and equipment costs related to the reduction of office space in our New York headquarters completed in the fourth quarter of 2017 and the reduction of office space in Boston in late March 2017. We also had lower market data and travel and entertainment costs.

Canadian Operations

	Year Ended
	December 31,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$63,125	$54,389	$8,736	16%
Recurring	5,078	5,152	(74)	(1)%
Other	3,770	3,753	17	0%
Total revenues	71,973	63,294	8,679	14%
Expenses:
Compensation and employee benefits	21,389	20,076	1,313	7%
Transaction processing	12,914	11,434	1,480	13%
Other expenses	24,446	23,842	604	3%
Total expenses	58,749	55,352	3,397	6%
Income before income tax	$13,224	$7,942	$5,282	67%

*  Restated for comparability purposes, resulting in an increase in Canadian expenses of $2.7 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation did not result in a material change to either total Canadian revenues or expenses.

Overall commissions and fees increased 16% compared to 2017 as the average daily volume (“ADV”) in our

Canadian broker increased by 24%, significantly outpacing the 9% growth in market-wide volumes. We also achieved growth in ADV of 26% in our MATCHNow marketplace as compared to the prior year and we had an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel. These gains were offset in part by a reduction in our average commission rate attributable to client mix.

Recurring revenues decreased 1% from the prior year due to a decrease in connectivity fees, partially offset by an increase in billed revenue for analytics products. Other revenues were comparable to 2017 as an increase in fees earned for commission aggregation services was offset by higher losses on client trade accommodations.

Compensation and employee benefits costs increased 7% compared to 2017 primarily due to higher incentive compensation and stock-based compensation as well as increased severance costs.

Transaction processing costs increased 13% compared to the prior year due to the growth in executed volume in our Canadian broker, offset in part by a reduction from self-clearing trades in U.S. stocks by Canadian clients. As a percentage of commissions and fees, transaction processing costs decreased to 20.5% in 2018 compared to 21.0% in 2017.

Other expenses increased 3% compared to 2017 due primarily to higher connectivity costs and increased legal and consulting expenses.

European Operations

	Year Ended
	December 31,
$ in thousands	2018	2017*	Change	% Change
Revenues
Commissions and fees	$150,137	$135,944	$14,193	10%
Recurring	18,971	16,131	2,840	18%
Other	(465)	(603)	138	23%
Total revenues	168,643	151,472	17,171	11%
Expenses:
Compensation and employee benefits	45,372	41,588	3,784	9%
Transaction processing	40,610	36,787	3,823	10%
Other expenses	42,410	37,036	5,374	15%
Total expenses	128,392	115,411	12,981	11%
Income before income tax	$40,251	$36,061	$4,190	12%

*  Restated for comparability purposes, resulting in an increase in European expenses of $5.1 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Overall currency rate changes in the European region increased revenues and expenses by $5.0 million and $3.5 million, respectively, resulting in an increase of $1.5 million to pre-tax income. This increase in pre-tax income was largely attributable to the strengthening of the Euro as revenues and expenses that originated in British pounds largely offset.

Commissions and fees increased 10% compared to 2017, including growth of $4.6 million from currency rate changes. The remaining growth was attributable to record trading in our POSIT Alert block crossing system, growth in algorithmic trading and an increase in commission sharing revenues for trades executed with third-party brokers via Triton and the Algo Wheel. These increases were partially offset by reduced levels of non-block trading in POSIT from the implementation in March 2018 of the dark pool volume caps required under the MiFID II regulations.

Recurring revenues increased 18% from the prior year due to higher billed analytics revenues from clients that converted from bundled arrangements, higher connectivity revenue, an increase in EMS license fees and new revenues for research payment account (“RPA”) administration fees resulting from MiFID II regulations for unbundling that went into effect in January 2018. The change in other revenues reflects a lower impact from client trade accommodations.

Compensation and employee benefits increased 9% from 2017 due to increases in salaries and incentive compensation, as well as a $1.3 million increase from currency rate changes.

Transaction processing costs increased 10% from the prior year, which included a $1.3 million increase from currency rate changes. The remaining increase was primarily attributable to an increase in value traded, higher rebates paid to introducing firms and the impact of a lower crossing rate. As a percentage of commissions and fees, transaction processing costs were 27.0% in 2018 compared to 27.1% in 2017.

Other expenses increased 15% from 2017 due to higher costs for facilities, data centers, software, and market data. In addition, other expenses increased by $0.9 million from currency rate changes.

Asia Pacific Operations

	Year Ended
	December 31,
$ in thousands	2018	2017*	Change	% Change
Revenues:
Commissions and fees	$66,594	$55,176	$11,418	21%
Recurring	8,075	7,235	840	12%
Other	(204)	(193)	(11)	(6)%
Total revenues	74,465	62,218	12,247	20%
Expenses:
Compensation and employee benefits	20,865	20,611	254	1%
Transaction processing	16,913	12,925	3,988	31%
Other expenses	22,506	19,937	2,569	13%
Total expenses	60,284	53,473	6,811	13%
Income before income tax	$14,181	$8,745	$5,436	62%

*  Restated for comparability purposes, resulting in an increase in Asia Pacific expenses of $2.9 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Currency translation did not have a material impact on total Asia Pacific revenues and decreased total Asia Pacific expenses by $0.3 million, resulting in an increase of $0.3 million to pre-tax income.

Commissions and fees increased 21% over 2017 due to record trading in our POSIT Alert block crossing system and strong growth in algorithmic trading and portfolio trading. We also benefitted from higher commission sharing revenues from trades executed via Triton and the Algo Wheel and for trading technology licensed to regional broker-dealers. Our average daily value traded in the region increased by 32%, significantly outpacing the 14% increase in average daily value traded market-wide.

Recurring revenues increased 12% over the prior year due to an increase in connectivity revenue and higher billed revenue from analytics products. The change in other revenues reflects a lower impact from client trade accommodations.

Compensation and employee benefits increased 1% over 2017 primarily due to higher stock-based compensation, higher incentive compensation and an increase in employee termination costs. These increases were partially offset by an increase in capitalized compensation for software development.

Transaction processing costs increased 31% from the prior year, comparable to the increase in our average daily value executed in the region. As a percentage of commissions and fees, transaction processing costs increased to 25.4% in 2018 from 23.4% in 2017 due to the impact of a lower average commission rate.

Other expenses increased 13% over 2017 due to costs for expanded office space in Hong Kong, higher hardware and software costs and an increase in market data fees.

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

In 2018, we incurred a pre-tax loss from Corporate activities of $49.7 million, reflecting $3.0 million of revenues and $52.7 million of costs, compared to a pre-tax loss of $32.4 million in 2017, reflecting $1.7 million of revenues and $34.1 million of costs. The increase in revenues during 2018 reflects higher investment income from rising interest rates. Corporate costs in 2018 included a charge of $12.0 million related to the settlement of the U.S. POSIT matter together with $1.2 million of related legal fees, headcount reduction expenses of $8.3 million associated with restructuring activities, costs of $8.0 million related to the acquisition of ITG by Virtu and lease consolidation charges of $2.7 million. In 2017, we incurred costs of $8.1 million for the write-off of fixed assets and other costs associated with the consolidation of our New York headquarters and $0.3 million of asset impairment costs and $0.8 million in legal fees associated with the formation of the Matrix derivatives venture.

Excluding the items noted above for 2018 and 2017, Corporate costs decreased by $4.4 million compared to the prior year primarily reflecting lower legal fees. Corporate costs, including legal fees, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated Income Tax Expense

We incurred income tax of $9.4 million on pre-tax income of $10.1 million in 2018, for an effective tax rate of 93.2%. This high effective tax rate primarily reflects taxes incurred on pre-tax profits in Europe and Canada, together with certain state and local and foreign withholding taxes in the U.S. We did not incur tax expense on pre-tax profits in Asia Pacific and we did not record benefits on pre-tax losses in the U.S. due to fully reserved tax loss carryforwards and credits. We also had significant non-deductible expenses in the U.S., including the charge for the settlement of the U.S. POSIT matter and a portion of officers’ compensation. Income tax expense in 2018 was reduced by $1.9 million for the resolution of certain contingencies. In 2017, we incurred income tax of $46.0 million on pre-tax income of $6.5 million. The significant expense in 2017 reflected the impact of a full valuation allowance on U.S. deferred tax assets, which increased income tax expense by $41.4 million for deferred tax assets that arose in periods prior to the third quarter of 2017. Income tax expense in 2017 was reduced by $0.8 million to reduce the value of our deferred tax liability in the U.S. following the enactment of the Tax Cuts and Jobs Act in December 2017, which lowered the U.S. federal corporate tax rate to 21% from 35%.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Results of Operation—Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

U.S. Operations

	Year Ended
	December 31,
$ in thousands	2017	2016*	Change	% Change
Revenues:
Commissions and fees	$154,182	$171,995	$(17,813)	(10)%
Recurring	47,393	54,799	(7,406)	(14)%
Other	3,415	2,861	554	19%
Total revenues	204,990	229,655	(24,665)	(11)%
Expenses:
Compensation and employee benefits	95,683	97,235	(1,552)	(2)%
Transaction processing	39,601	39,131	470	1%
Other expenses	83,536	91,970	(8,434)	(9)%
Total expenses	218,820	228,336	(9,516)	(4)%
(Loss) income before income tax	$(13,830)	$1,319	$(15,149)	NM

*  Restated for comparability purposes, resulting in a decrease in U.S. expenses of $12.5 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

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

Compensation and employee benefits decreased 2% from the prior year due to the impact of divesting our remaining investment research operations in May 2016, cost savings measures implemented during the second half of 2016 and throughout 2017 and lower incentive bonus compensation. These declines were offset in part by an increase in employee separation costs of $4.4 million as part of cost savings measures, higher stock-based compensation from the increased use of deferred stock awards in our incentive compensation program, an increase in headcount dedicated to helping us execute the SOP and strategic hires for our sales and coverage teams.

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

Canadian Operations

	Year Ended
	December 31,
$ in thousands	2017	2016*	Change	% Change
Revenues:
Commissions and fees	$54,389	$51,723	$2,666	5%
Recurring	5,152	5,113	39	1%
Other	3,753	4,986	(1,233)	(25)%
Total revenues	63,294	61,822	1,472	2%
Expenses:
Compensation and employee benefits	20,076	20,563	(487)	(2)%
Transaction processing	11,434	9,384	2,050	22%
Other expenses	23,842	23,401	441	2%
Total expenses	55,352	53,348	2,004	4%
Income before income tax	$7,942	$8,474	$(532)	(6)%

*  Restated for comparability purposes, resulting in an increase in Canadian expenses of $3.1 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

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

Compensation and employee benefits decreased by 2% from 2016 due to the impact of lower headcount.

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

European Operations

	Year Ended
	December 31,
$ in thousands	2017	2016*	Change	% Change
Revenues
Commissions and fees	$135,944	$110,554	$25,390	23%
Recurring	16,131	16,029	102	1%
Other	(603)	(638)	35	5%
Total revenues	151,472	125,945	25,527	20%
Expenses:
Compensation and employee benefits	41,588	40,656	932	2%
Transaction processing	36,787	31,104	5,683	18%
Other expenses	37,036	34,987	2,049	6%
Total expenses	115,411	106,747	8,664	8%
Income before income tax	$36,061	$19,198	$16,863	88%

*  Restated for comparability purposes, resulting in an increase in European expenses of $6.3 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

Overall currency rate changes in the European region reduced revenues and expenses by $0.7 million and $1.4 million, respectively, increasing pre-tax income by $0.7 million. This increase in pre-tax income was largely attributable to the strengthening of the Euro, as revenues and expenses that originated in British pounds largely offset.

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

Compensation and employee benefits expense was 2% higher than the prior year due to higher technology headcount and an increase in incentive compensation from strong financial performance, together with higher associated employee benefit costs. These increases were offset by the favorable impact of currency translation and an accelerated charge for deferred stock awards in the prior-year period related to a termination.

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

Asia Pacific Operations

	Year Ended
	December 31,
$ in thousands	2017	2016*	Change	% Change
Revenues:
Commissions and fees	$55,176	$42,191	$12,985	31%
Recurring	7,235	5,975	1,260	21%
Other	(193)	(247)	54	22%
Total revenues	62,218	47,919	14,299	30%
Expenses:
Compensation and employee benefits	20,611	19,899	712	4%
Transaction processing	12,925	10,652	2,273	21%
Other expenses	19,937	18,905	1,032	5%
Total expenses	53,473	49,456	4,017	8%
Income before income tax	$8,745	$(1,537)	$10,282	NM

*  Restated for comparability purposes, resulting in an increase in Asia Pacific expenses of $3.1 million for costs incurred in the U.S. on behalf of the global business that are now being allocated to the international segments.

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

Compensation and employee benefits increased 4% over the prior year due to a slight increase in headcount and an increase in incentive compensation from strong financial performance.

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

In 2017, we incurred a pre-tax loss from Corporate activities of $32.4 million, reflecting $1.7 million of revenues and $34.1 million of costs, compared to a pre-tax loss of $70.7 million in 2016, reflecting $3.7 million of revenues and $74.4 million of costs. The reduction in revenues reflect the recognition of $2.4 million of insurance proceeds received in the second quarter 2016, net of related expenses, under our business interruption insurance policy for the impact of an outage at our primary outsourced data center incurred in August 2015. The reduction in costs from 2016 reflects costs incurred in 2016 for a reserve for a settlement with the SEC related to an inquiry involving discontinued activity in pre-released ADRs and related legal fees, the expensing of upfront cash and stock awards granted to our CEO who departed the Company in connection with the Merger, a significant portion of which replaced awards he forfeited at his former employer, the settlement of the arbitration claim by our former CEO whose employment with the Company was terminated in August 2015, net of insurance recoveries, together with related legal fees, and restructuring costs related to (a) the reduction in single stock sales trading headcount that was previously focused on our research products and (b) the closing of our U.S. matched-book securities lending operations and our Canadian arbitrage trading desk. Costs in 2016 were reduced by the reclassification of an accumulated foreign translation gain after we substantially liquidated our Israel entity. In 2017, we incurred costs of $8.1 million for the write-off of fixed assets and other costs associated with the consolidation of our New York headquarters and $0.3 million of asset impairment costs and $0.8 million in legal fees associated with the planned formation of the Matrix derivatives venture.

Excluding the items noted above for 2017 and 2016, Corporate costs decreased by $2.5 million compared to the prior year primarily reflecting lower legal fees. Corporate costs, including legal fees, can vary from period to period as we work through litigation, regulatory and other corporate matters.

Consolidated Income Tax Expense

For the full year 2017, we reported a tax expense of $46.0 million on pre-tax income of $6.5 million. The significant tax expense reflected the impact of a full valuation allowance on U.S. deferred tax assets made in the third quarter of 2017, giving rise to a charge of $42.3 million related to assets that arose in periods prior to the third quarter of 2017. This charge was later reduced by $0.9 million in the fourth quarter of 2017 as we realized certain deferred tax assets following a tax method change. We made our assessment to provide a full valuation allowance on our U.S. deferred tax assets after applying the appropriate weighting to both positive and negative evidence related to whether it is more-likely than not that some or all of these deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered our cumulative pre-tax loss in the U.S. jurisdiction over the previous three years as a significant piece of negative evidence. Prevailing accounting guidance limits our ability to consider other subjective evidence to support deferred tax assets, such as projections of future profits, when objective verifiable evidence such as a cumulative loss exists.  Additionally, in December, the U.S. enacted the Tax Cuts and Jobs Act, which lowers the U.S. federal corporate income tax rate to 21% from 35%.  Although the rate reduction isn’t effective until 2018, certain future deferred tax items are revalued to the lower tax rate.  This resulted in a $0.9 million tax benefit to reduce the value of our U.S. deferred tax liability. In 2016, we reported a tax benefit of $17.3 million on a pre-tax loss of $43.2 million. The benefit in 2016 reflects the positive impact of tax reserve reversals of $7.3 million following the resolution of a multi-year tax contingency in the U.S. and the impact of strong earnings from our European Operations, where we are taxed at a lower rate, and earnings from our Asia Pacific Operations, where we do not incur tax expense due to loss carryforwards. These benefits were partially offset by the negative impact in the U.S. of a substantial portion of the $24.5 million settlement cost for the ADR matter being non-deductible.

Our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is cash provided by operations. Our liquidity requirements result from our working capital needs, which include clearing and settlement activities, as well as our regulatory capital needs. A substantial portion of our assets is liquid, consisting of cash and cash equivalents or assets readily convertible into cash. Cash is principally invested in money market mutual funds. At December 31, 2018, unrestricted cash and cash equivalents totaled $267.8 million. Included in this amount is $107.8 million of cash and cash equivalents held by subsidiaries outside the United States. Due to the internal capital structure of our operations outside of North America and the inclusion of foreign earnings and profits in U.S. taxable income pursuant to the Tax Cuts and Jobs Act, we do not anticipate a need to repatriate funds from certain foreign subsidiaries to the U.S. by way of taxable dividends in the foreseeable future.

As a self‑clearing broker‑dealer in the U.S., we are subject to cash deposit requirements with clearing organizations that may be large in relation to total liquid assets and may fluctuate significantly based upon the nature and size of customers’ trading activity and market volatility. At December 31, 2018, we had interest‑bearing security deposits totaling $35.7 million with clearing organizations in the U.S. for the settlement of equity trades. In the normal course of our U.S. settlement activities, we may also need to temporarily finance customer securities positions from short settlements or delivery failures. These financings may be funded from existing cash resources, borrowings under stock loan transactions or short‑term bank loans under our committed facility. On January 25, 2019, we amended our existing $150 million short-term revolving credit agreement in the U.S. with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent to extend the maturity date to March 31, 2019 (see Note 16, Borrowings). The Credit Agreement was terminated at the Effective Time of the Merger.

We also self‑clear equity trades in Australia, maintaining a deposit with clearing organizations of $6.4 million at December 31, 2018. In Europe, we maintained $2.6 million in restricted cash related to protected client funds and we had deposits with our clearing and settlement agents of $32.6 million at December 31, 2018. As part of our European settlement activities, we may need to temporarily finance customer securities positions from non-standard settlements or delivery failures.  These financings may be funded from existing cash resources or short-term bank loans under uncommitted overdraft facilities with our settlement agent and a commercial bank.

Capital Resources

Capital resource requirements relate to capital purchases, as well as business investments, and are generally funded from operations. When required, as in the case of a major acquisition, our cash generating ability has historically allowed us to obtain debt financing.

Operating Activities

The table below summarizes the effect of the major components of operating cash flow.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net income (loss)	$691	$(39,440)	$(25,918)
Gain on sale of investment research operations	—	—	(21)
Gain on investment in joint venture	(608)	—	—
Non-cash items included in net income (loss) (1)	76,123	107,409	53,455
Effect of changes in receivables/payables from/to customers and brokers	(20,582)	(22,968)	8,337
Effect of changes in other working capital and operating assets and liabilities	12,693	679	2,277
Net cash provided by operating activities	$68,317	$45,680	$38,130

(1)

2017 includes the impact of establishing a full valuation allowance for U.S. deferred tax assets of $37.7 million (after the revaluation of deferred tax assets following the passing of the Tax Cuts and Jobs Act).

Net cash provided by operating activities for 2018 was higher than 2017 due primarily to improved results in our operating segments and other working capital changes, including an increase in client research payable balances. These increases were offset in part by an increase in non-operating cash expenses included in Corporate activities. The higher level of net cash provided by operating activities in 2017 as compared to 2016 was primarily attributable to an improvement in our results excluding non-cash items, which in 2017 included a significant non-cash item to establish a full valuation allowance for our U.S. deferred tax assets (see Note 11, Income Taxes).

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

Investing Activities

Net cash used in investing activities of $42.0 million during 2018 primarily includes investments in software development projects and computer hardware and software.

Financing Activities

Net cash used in financing activities of $44.1 million in 2018 primarily reflects repayment of short-term bank borrowings that are used to support our settlement activities and long-term debt, repurchases of ITG common stock, our dividend program, and shares withheld for net settlements of share‑based awards.

During 2018, we repurchased 0.8 million shares of our common stock at a cost of approximately $16.8 million, which was funded from our available cash resources. Of these shares, 0.3 million were purchased under our Board of Directors’ authorized stock repurchase program for a total cost of $5.8 million, or an average cost of $20.28 per share.  An additional 0.5 million shares ($11.1 million) pertained solely to the satisfaction of minimum statutory withholding tax upon the net settlement of equity awards. On February 15, 2018, the Board of Directors increased our share repurchase authorization by 4.0 million. As of December 31, 2018, the total remaining number of shares currently available for repurchase under ITG’s stock repurchase program was 4.3 million. The stock repurchase program was suspended pending the completion of the acquisition of the Company by Virtu, and the Board’s authorization expired at the Effective Time of the Merger as there is no established trading market for our equity securities as of the Closing Date of the Merger.

In April 2015, our Board of Directors initiated a dividend program under which we began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2018, our Board of Directors declared and we paid quarterly cash dividends of $0.07 per share totaling $9.2 million, in the aggregate, and issued stock dividends of $0.1 million.

Regulatory Capital

ITG Inc. and AlterNet are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet has elected to use the basic method permitted by Rule 15c3‑1, which requires that AlterNet maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at December 31, 2018 for the U.S. Operations are as follows (dollars in thousands):

U.S. Operations	Net Capital	Excess
ITG Inc.	$86,683	$85,683
AlterNet	5,796	5,696

As of December 31, 2018, ITG Inc. had $5.9 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3-3, Computation for Determination of Reserve Requirements and $4.6 million under agreements for proprietary accounts of broker-dealers.

In addition, our Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$21,126	$20,760
European Operations
Ireland	42,485	17,152
U.K.	1,337	384
Asia Pacific Operations
Australia	30,899	21,818
Hong Kong	2,761	2,223
Singapore	1,156	1,083

Liquidity and Capital Resource Outlook

Historically, our working capital, stock repurchase, dividend program and investment activity requirements have been funded from cash from operations and short‑term loans, with the exception of strategic acquisitions, which at times have required long‑term financing. We believe that our cash flow from operations, existing cash balances and our available credit facilities will be sufficient to meet our ongoing operating cash and regulatory capital needs. However, our ability to borrow additional funds may be impacted by financial lending institutions’ ability or willingness to lend to us on commercially acceptable terms and we may become subject to covenants even more restrictive than those contained in our current credit facilities. If, for any reason, we are unable to comply with the covenants under our existing or future credit facilities, we may not be able to borrow additional funds under commercially acceptable terms or may not be granted waivers or amendments to such restrictions, such waivers or amendments may be provided at significant additional cost to us or we may not be able to refinance our debt on terms acceptable to us, or at all. The lenders under our current credit facilities also have the right to terminate any commitments they have to provide further borrowings in certain circumstances and, in an event of default, if not cured or waived, could result in the acceleration of all or substantially all of our debt or the loss of the assets securing our debt.

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

Aggregate Contractual Obligations

As of December 31, 2018, our contractual obligations and other commercial commitments amounted to $175.8 million in the aggregate and consisted of the following (dollars in thousands):

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Purchase of goods and services	$50,516	$35,562	$12,098	$2,856	$—
Long‑term debt	1,967	1,015	952	—	—
Operating lease obligations	116,860	14,287	26,753	23,110	52,710
Minimum payments under certain employment arrangements (a)	6,454	6,368	32	32	22
Total	$175,797	$57,232	$39,835	$25,998	$52,732

(a)	Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2018, we would be obligated to pay separation payments totaling $6.5 million.

The above information excludes $5.9 million of gross unrecognized tax benefits discussed in Note 11, Income Taxes, to the consolidated financial statements, because it is not possible to estimate the time period when, or if, it might be paid to tax authorities.

As part of our existing $150 million short-term revolving credit agreement, we are required to pay a commitment fee of 0.75% on any unborrowed amounts.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and introduced significant changes to U.S, income tax law. Effective in 2018, the Tax Cuts and Jobs Act reduces the U.S. statutory corporate tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as GILTI and the base erosion tax, respectively. In addition, under the Tax Cuts and Jobs Act, in 2017 we were subject to the mandatory inclusion in U.S. taxable income of all accumulated foreign subsidiary earnings not previously subject to U.S. tax.  The mandatory inclusion did not result in any incremental U.S. tax expense in 2017 due to the impact of a U.S. tax loss in the current year and the utilization of foreign tax credits.  We have selected the period cost method as our accounting policy for GILTI and will treat any taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to interest‑sensitive financial instruments in our investment portfolio and our revolving credit facility. Given that our terminated $150 million credit facility was specifically earmarked for limited short‑term borrowings to support U.S. brokerage clearing operations, the impact of any adverse change in interest rates on this facility would not have been material. Similarly, because our term debt is all fixed rate, we would not be impacted by any adverse change in interest rates. Interest‑sensitive financial instruments in our investment portfolio will decline in value if interest rates increase. Our interest‑bearing investment portfolio primarily consists of short‑term, high‑credit‑quality money market mutual funds. The aggregate fair market value of our portfolio including restricted cash was $254.0 million and $270.0 million as of December 31, 2018 and 2017, respectively. Our interest‑bearing investments are not insured and, because of the short‑term high quality nature of the investments, are not likely to fluctuate significantly in market value.

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

Approximately 55% and 51% of our revenues for the years ended December 31, 2018 and 2017, respectively, were denominated in non‑U.S. Dollar currencies. For the years ended December 31, 2018 and 2017, respectively, we estimate that a hypothetical 10% adverse change in the above mentioned foreign exchange rates would have resulted in a decrease in net income of $8.7 million and $7.2 million, respectively.

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

For working capital purposes, we invest only in money market instruments. Cash balances that are not needed for normal operations may be invested in a tax efficient manner in instruments with appropriate maturities and levels of risk to correspond to expected liquidity needs. To the extent that we invest in equity securities, we ensure portfolio liquidity by investing in marketable mutual fund securities with active secondary or resale markets. We do not use derivative financial instruments in our investment portfolio. At December 31, 2018 and 2017, our unrestricted cash and cash equivalents and mutual fund securities owned were $268.2 million and $288.9 million, respectively.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Managers
Virtu ITG Holdings LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Investment Technology Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1993.

New York, New York
March 14, 2019

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, except share amounts)

	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$267,843	$287,452
Cash restricted or segregated under regulations and other	13,603	18,599
Deposits with clearing organizations	74,702	57,388
Securities owned, at fair value	311	1,559
Receivables from brokers, dealers and clearing organizations	274,746	193,907
Receivables from customers	226,858	74,695
Premises and equipment, net	48,055	53,960
Capitalized software, net	42,862	41,259
Goodwill	10,408	11,054
Intangibles, net	12,915	14,040
Income taxes receivable	—	3,917
Deferred tax assets	4,735	4,902
Other assets	44,037	22,124
Total assets	$1,021,075	$784,856
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$211,638	$166,495
Short-term bank loans	78,029	101,422
Payables to brokers, dealers and clearing organizations	328,194	119,278
Payables to customers	36,825	23,568
Securities sold, not yet purchased, at fair value	6	1
Income taxes payable	3,876	6,003
Deferred tax liabilities	1,869	1,750
Term debt	1,967	3,104
Total liabilities	662,404	421,621
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,778,945 and 52,639,823 shares issued at December 31, 2018 and December 31, 2017, respectively	528	526
Additional paid-in capital	260,305	250,216
Retained earnings	478,348	486,957
Common stock held in treasury, at cost; 19,578,461 and 20,038,809 shares at December 31, 2018 and December 31, 2017, respectively	(347,710)	(353,067)
Accumulated other comprehensive loss (net of tax)	(32,800)	(21,397)
Total stockholders’ equity	358,671	363,235
Total liabilities and stockholders’ equity	$1,021,075	$784,856

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,

	2018	2017	2016
Revenues:
Commissions and fees	$421,433	$399,691	$376,463
Recurring	79,061	75,911	81,916
Other	8,982	8,092	10,673
Total revenues	509,476	483,694	469,052

Expenses:
Compensation and employee benefits	183,917	184,716	188,886
Transaction processing	102,273	100,747	90,271
Occupancy and equipment	60,829	68,563	56,189
Telecommunications and data processing services	51,507	48,477	56,643
Restructuring charges	10,601	—	9,620
Other general and administrative	88,300	72,641	108,466
Interest expense	1,950	2,025	2,217
Total expenses	499,377	477,169	512,292
Income (loss) before income tax expense (benefit)	10,099	6,525	(43,240)
Income tax expense (benefit)	9,408	45,965	(17,322)
Net income (loss)	$691	$(39,440)	$(25,918)
Income (loss) per share:
Basic	$0.02	$(1.19)	$(0.79)
Diluted	$0.02	$(1.19)	$(0.79)
Basic weighted average number of common shares outstanding	33,003	33,009	32,906
Diluted weighted average number of common shares outstanding	34,407	33,009	32,906

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$691	$(39,440)	$(25,918)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(11,403)	12,580	(14,482)
Other comprehensive (loss) income	(11,403)	12,580	(14,482)
Comprehensive loss	$(10,712)	$(26,860)	$(40,400)

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

(In thousands, except share amounts)

					Common	Accumulated
			Additional		Stock	Other	Total
	Preferred	Common	Paid-in	Retained	Held in	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Treasury	Income/(Loss)	Equity
Balance at December 31, 2015	$—	$523	$239,090	$571,626	$(336,923)	$(19,495)	$454,821
Net loss	—	—	—	(25,918)	—	—	(25,918)
Other comprehensive loss	—	—	—	—	—	(14,482)	(14,482)
Issuance of common stock in connection with stock option exercises (24,498 net settled shares) and for restricted stock unit awards (1,133,183 shares), including a net excess tax benefit of $0.02 million	—	1	(16,600)	—	19,237	—	2,638
Issuance of common stock for the employee stock purchase plan (95,981 shares)	—	1	1,320	—	—	—	1,321
Shares withheld for net settlements of share-based awards (391,195 shares)	—	—	—	—	(6,795)	—	(6,795)
Purchase of common stock for treasury (1,336,132 shares)	—	—	—	—	(22,112)	—	(22,112)
Dividends declared on common stock	—	—	4	(9,358)	111	—	(9,243)
Share-based compensation	—	—	24,934	—	—	—	24,934
Balance at December 31, 2016	$—	$525	$248,748	$536,350	$(346,482)	$(33,977)	$405,164
Net loss	—	—	—	(39,440)	—	—	(39,440)
Other comprehensive income	—	—	—	—	—	12,580	12,580
Issuance of common stock in connection with restricted stock unit awards (1,311,239 shares)	—	1	(20,749)	—	21,026	—	278
Issuance of common stock for the employee stock purchase plan (74,551 shares)	—		1,098	—	—	—	1,098
Shares withheld for net settlements of share-based awards (531,346 shares)	—	—	—	—	(10,779)	—	(10,779)
Purchase of common stock for treasury (885,285 shares)	—	—	—	—	(16,933)	—	(16,933)
Dividends declared on common stock	—	—	15	(9,310)	101	—	(9,194)
Share-based compensation	—	—	20,238	—	—	—	20,238
Cumulative effect of accounting change	—	—	866	(643)	—	—	223
Balance at December 31, 2017	$—	$526	$250,216	$486,957	$(353,067)	$(21,397)	$363,235
Net income	—	—	—	691	—	—	691
Other comprehensive loss	—	—	—	—	—	(11,403)	(11,403)
Issuance of common stock in connection with employee stock option exercises (65,611 shares) and for restricted stock unit awards (1,258,400 shares)	—	2	(20,738)	—	22,093	—	1,357
Issuance of common stock for the employee stock purchase plan (61,239 shares)	—	—	1,040	—	—	—	1,040
Shares withheld for net settlements of share-based awards (504,037 shares)	—	—	—	—	(11,011)	—	(11,011)
Purchase of common stock for treasury (286,696 shares)	—	—	—	—	(5,814)	—	(5,814)
Dividends declared on common stock	—	—	25	(9,254)	89	—	(9,140)
Share-based compensation	—	—	29,762	—	—	—	29,762
Cumulative effect of accounting change	—	—	—	(46)		—	(46)
Balance at December 31, 2018	$—	$528	$260,305	$478,348	$(347,710)	$(32,800)	$358,671

See accompanying Notes to Consolidated Financial Statements.

INVESTMENT TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$691	$(39,440)	$(25,918)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investment research operations	—	—	(21)
Depreciation and amortization	43,860	45,153	43,523
Deferred income tax expense (benefit)	570	33,826	(15,755)
Provision for doubtful accounts	593	375	67
Non-cash share-based compensation	29,762	20,238	25,620
Leasehold asset write-off	1,444	7,492	—
Other intangible asset impairment	—	325	—
Gain on investment in joint venture	(608)	—	—
Changes in operating assets and liabilities:
Deposits with clearing organizations	(20,047)	8,661	1,420
Securities owned, at fair value	1,248	1,004	3,048
Receivables from brokers, dealers and clearing organizations	(97,543)	(26,701)	871,317
Receivables from customers	(162,725)	(11,832)	(11,738)
Accounts payable and accrued expenses	49,565	(11,292)	13,034
Payables to brokers, dealers and clearing organizations	224,821	7,658	(853,923)
Payables to customers	14,865	7,907	2,681
Securities sold, not yet purchased, at fair value	5	(247)	(2,397)
Income taxes receivable/payable	1,706	2,892	(11,889)
Excess tax benefit from share-based payment arrangements	—	—	(880)
Other, net	(19,890)	(339)	(59)
Net cash provided by operating activities	68,317	45,680	38,130
Cash Flows from Investing Activities:
Proceeds from sale of investment research operations, net of deal costs	—	—	6,125
Investment in joint venture	(612)	—	—
Capital purchases	(13,801)	(19,402)	(21,315)
Capitalization of software development costs	(27,587)	(27,782)	(24,617)
Net cash used in investing activities	(42,000)	(47,184)	(39,807)
Cash Flows from Financing Activities:
Repayments of long term debt	(1,137)	(3,963)	(6,200)
Proceeds from (repayments of) borrowing under short-term bank loans	(18,628)	29,272	(9,784)
Debt issuance costs	(751)	(762)	(810)
Excess tax benefit from share-based payment arrangements	—	—	880
Common stock issued	2,397	1,376	3,743
Common stock repurchased	(5,814)	(16,933)	(22,112)
Dividends paid	(9,165)	(9,156)	(9,124)
Shares withheld for net settlements of share-based awards	(11,011)	(10,779)	(6,795)
Net cash used in financing activities	(44,109)	(10,945)	(50,202)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,813)	170	1,704
Net decrease in cash, cash equivalents and restricted cash	(24,605)	(12,279)	(50,175)
Cash, cash equivalents and restricted cash—beginning of period	306,051	318,330	368,505
Cash, cash equivalents and restricted cash—end of period	$281,446	$306,051	$318,330

Supplemental cash flow information:
Interest paid	$4,734	$4,960	$6,116
Income taxes paid, net	$6,991	$10,515	$9,880

Supplemental disclosure of non-cash investing and financing activities:
Investment in joint venture	$1,393	$—	$—
Capital expenditures funded by financing from seller	$—	$400	$—

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

The Company’s business is organized into four reportable operating segments: U.S. Operations, Canadian Operations, European Operations and Asia Pacific Operations (see Note 24, Segment Reporting).

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

On March 1, 2019 (the “Closing Date”), the Company completed its merger with and into Impala Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and an indirect wholly owned subsidiary of Virtu, surviving the Merger as an indirect wholly owned subsidiary of Virtu (the “Merger”). The Merger was completed pursuant to that certain Agreement and Plan of Merger, dated as of November 6, 2018 (the “Merger Agreement”), by and among the Company, Virtu and Merger Sub, which has been filed by the Company as Exhibit 2.1 to its Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 8, 2018.  At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time (other than certain shares specified in the Merger Agreement) was cancelled and converted into the right to receive $30.30 in cash without interest (the “Merger Consideration”), less any applicable withholding taxes.  Shares of the Company’s common stock ceased trading on the New York Stock Exchange (the “NYSE”) prior to the open of trading on March 1, 2019.  Additionally, immediately following the Effective Time, the Company was converted from a Delaware corporation into a Delaware limited liability company with the name “Virtu ITG Holdings LLC”.  Certain of the Company’s other subsidiaries were converted from a Delaware corporation into a Delaware limited liability company and/or were renamed, including the following principal subsidiaries:

•	ITG Inc. became “Virtu ITG LLC”;

•	AlterNet Securities, Inc. became “Virtu AlterNet Securities LLC”;
•	ITG Canada Corp. became “Virtu ITG Canada Corp.”;
•	ITG Australia Limited became “Virtu ITG Australia Limited”;
•	ITG Hong Kong Limited became “Virtu ITG Hong Kong Limited”;
•	ITG Software Solutions, Inc. became “Virtu ITG Software Solutions LLC”;
•	ITG Solutions Network, Inc. became “Virtu ITG Solutions Network LLC”;
•	ITG Analytics, Inc. became “Virtu ITG Analytics LLC”; and
•	ITG Platforms Inc. became “Virtu ITG Platforms LLC”.

On March 1, 2019, the NYSE filed Form 25 to delist the Company’s shares of common stock. The Company intends to file Form 15 to terminate registration under Section 12(g) of the Exchange Act, and its duty to file reports under Sections 13 and 15(d) of the Exchange Act.

For additional information related to the Merger and the transactions contemplated by the Merger Agreement, please refer to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2019.

(2)          Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements represent the consolidation of the accounts of ITG and its subsidiaries in conformity with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. Investments in unconsolidated companies (generally 20 to 50 percent ownership), in which the Company has the ability to exercise significant influence but neither has a controlling interest nor is the primary beneficiary, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are measured at fair value or if there is no readily determinable fair value, at cost adjusted for impairment and changes resulting from observable price changes in identical or a similar investment of the same issuer in accordance with Accounting Standards Update (“ASU”) 2016-01, Financial Instruments. Under certain criteria indicated in Accounting Standards Codification (“ASC”) 810, Consolidation, a partially‑owned affiliate would be consolidated as a variable interest entity when it has less than a 50% ownership if the Company was the primary beneficiary of that entity. At the present time, there are no interests in variable interest entities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

Under ASC 606, Revenues from Contracts with Customers, revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods or services. The following is a description of the Company’s revenue recognition policies and balances as it relates to revenue from contracts with customers.

Execution Services

The Company earns commissions for providing equity trade execution services to customers, with each trade executed on the client’s behalf representing a separate performance obligation that is satisfied at a point in time. Commission rates are fixed and revenue is recognized on the trade date. These revenues are presented within the commissions and fees line item on the Company’s Consolidated Statements of Operations.

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

The Company provides trade order routing from its execution management system (“EMS”) to its execution services offerings, with each trade order routed through the EMS representing a separate performance obligation that is satisfied at a point in time. A portion of the commissions earned on the trade is then allocated to Workflow Technology based on the stand-alone selling price paid by third-party brokers for order routing. The remaining commission is allocated to Execution Services using a residual allocation approach. Commissions earned are fixed and revenue is recognized on the trade date. Commissions are presented within the commissions and fees line item on the Company’s Consolidated Statements of Operations.

The Company participates in commission share arrangements, where trade orders are routed to third-party brokers from its EMS and its order management system (“OMS”). Commission share revenues from third-party brokers are generally fixed and revenue is recognized at a point in time on the trade date. Commission share revenues are presented within the commissions and fees line item on the Company’s Consolidated Statements of Operations.

The Company provides OMS and related software products and connectivity services to customers and recognizes license fee revenues and monthly connectivity fees. License fee revenues, generated for the use of the Company’s OMS and other software products, is fixed and recognized at the point in time at which the customer is able to use and benefit from the license. Connectivity revenue is variable in nature, based on the number of live connections, and is recognized over time on a monthly basis using a time-based measure of progress. These revenues are presented within the recurring line item on the Company’s Consolidated Statements of Operations.

Analytics

The Company provides customers with analytics products and services, including trading and portfolio analytics tools.

The Company provides analytics products and services to customers and recognizes subscription fees, which are fixed for the contract term, based on when the products and services are delivered.  Analytics services can be delivered either over time (when customers are provided with distinct ongoing access to analytics data) or at a point in time (when reports are only delivered to the customer on a periodic basis). Over time performance obligations are recognized using a time-based measure of progress on a monthly basis, since the analytics products and services are continually provided to the client. Point in time performance obligations are recognized when the analytics reports are delivered to the client. These revenues are presented within the recurring line item on the Company’s Consolidated Statements of Operations.

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

For these bundled commission arrangements, the allocated commissions to each analytics performance obligation are then recognized as revenue when the analytics product is delivered, either over time or at a point in time. These allocated commissions may be deferred if the allocated amount exceeds the amount recognizable based on delivery. Commissions are presented within the commissions and fees line item on the Company’s Consolidated Statements of Operations.

Prior to the Company’s divestitures of its investment research operations in May 2016 recurring revenues included subscriptions for these services.

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

Client commissions allocated for research and related research receivable and accrued research payable balances for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in millions):

	2018	2017	2016
Client commissions allocated for research	$79.3	$96.3	$100.7

Research receivable, gross	$5.4	$5.3	$3.0
Allowance for research receivable	(0.1)	(0.1)	(0.1)
Research receivable, net of allowance	$5.3	$5.2	$2.9

Accrued research payable	$74.2	$51.3	$45.8

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

Research and Development

All research and development costs are expensed as incurred. Research and development costs, which are primarily included in other general and administrative expenses and compensation and employee benefits in the Consolidated Statements of Operations, were approximately $33.9 million, $32.8 million and $31.8 million, excluding routine maintenance, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Cash flows related to income tax deductions, if any, in excess of the compensation cost recognized on share‑based awards exercised or vested during the period presented (excess tax benefit) were classified in financing cash flows in the Consolidated Statements of Cash Flows through December 31, 2016. As of January 1, 2017, due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting,  excess tax benefits, along with other income tax cash flows, are recorded as an operating activity in the statement of cash flows rather than, as previously required, a financing activity. For more information on the impact of this standard to the consolidated financial statements, see “Recently Adopted Accounting Standards” below.

Phantom stock awards are settled in cash and are therefore classified as liability awards. The fair value of the liability is remeasured at each reporting date until final settlement using the fair value of the Company’s common stock on that date. At December 31, 2018, the Company did not have any phantom awards outstanding, as the Company discontinued granting phantom share awards effective January 1, 2014 and the last awards outstanding vested on February 22, 2016.

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

Common Stock Held in Treasury, at Cost

The purchase of treasury stock is accounted for under the cost method with the shares of stock repurchased reflected as a reduction to stockholders’ equity and included in common stock held in treasury, at cost, in the Consolidated Statements of Financial Condition. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. The Company held 19.6 million and 20.0 million shares of common stock in treasury as of December 31, 2018 and 2017, respectively.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The standard created ASC 842, Leases, (“ASC 842”), requiring a lessee to recognize an asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern of expense recognition in the income statement. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but more significant management judgment will be required. The new standard is effective for the Company on January 1, 2019, with early adoption permitted.

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

On January 1, 2019, the Company adopted ASC 842 using the additional (and optional) transition method of adoption outlined in ASU 2018-11.  Real estate leases pertaining to office space and data centers make up the majority of the Company’s lease arrangements, and equipment leases and embedded leases within service contracts are immaterial.  The standard had a material impact on the consolidated balance sheet due to the recognition of a right-of-use asset and lease liability for all of the Company’s long-term leases, but did not have an impact on the Consolidated Income Statement.

Upon adoption, the Company:

•	Recorded a right-of-use asset estimated to be in the range of $80 - $90 million;
•	Recorded a lease liability estimated to be in the range of $100 - $110 million;
•	Elected the optional practical expedient to not separate lease and non-lease components;
•	Elected the optional use-of-hindsight practical expedient for transition; and
•	Did not elect the optional package of practical expedients upon transition.

We are currently in the implementation phase of our assessment, which includes:

•	Validating the key data inputs required to calculate the right-of-use asset and lease liability; and
•	Finalizing a formal accounting policy, including updates to processes and internal controls.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this ASU expand the scope of ASC 718 to include share-based payment awards to nonemployees, which were previously covered under Subtopic 505-50: Equity – Equity-Based Payments to Non-Employees.  ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This new guidance was adopted on January 1, 2019 and had no impact on the Company’s financial statements.

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

The Company identified two key accounting changes that affect the timing of revenue recognition upon adoption relating to bundled commission arrangements and fees for licenses of functional intellectual property.  The financial impact of these accounting changes includes (1) a deferral of revenues primarily generated in the first half of the year for commissions attributable to analytics products under bundled arrangements that will be recognized over the course of the year as the performance obligations for those analytics products are satisfied and (2) an acceleration of license fee revenues to the delivery date for software provided for a specified period.  These changes only relate to the timing of when revenue is recognized and have no effect on the underlying transaction price of the products and services the Company performs.

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

As a result of this adoption, the Company:

•	Recognized excess tax benefits and tax deficiencies in income tax benefit in the Consolidated Statements of Operations prospectively.
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

•	Did not change its policy on statutory withholding requirements. Amounts paid by the Company to taxing authorities when directly withholding shares associated with employees’ income tax withholding obligations are classified as a financing activity in the Consolidated Statements of Cash Flows.
•	Excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share prospectively.

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

Fair value measurements for those items measured on a recurring basis are as follows (dollars in thousands):

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Securities owned, at fair value:
Corporate stocks - trading securities	3	3	—	—
Mutual funds	308	308	—	—
Total	$312	$312	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	6	6	—	—
Total	$6	$6	$—	$—

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Securities owned, at fair value:
Corporate stocks - trading securities	$78	$78	$—	$—
Mutual funds	1,481	1,481	—	—
Total	$1,559	$1,559	$—	$—
Liabilities
Securities sold, not yet purchased, at fair value:
Corporate stocks - trading securities	1	1	—	—
Total	$1	$1	$—	$—

Cash and cash equivalents other than bank deposits are measured at fair value and primarily include money market mutual funds.

Securities owned, at fair value and securities sold, not yet purchased, at fair value include corporate stocks, equity index mutual funds and bond mutual funds, all of which are exchange traded.

Certain of the Company’s assets and liabilities are carried at contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers, clearing organizations and customers. These receivables and payables to brokers, dealers, clearing organizations and customers are short-term in nature and, following December 31, 2018, substantially all have settled at the contracted amounts.

The Company believes the carrying amounts of its term-debt obligations at December 31, 2018 and 2017 approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

(4) Revenue from Contracts with Customers

Revenue from contracts with customers was $502.8 million for the year ended December 31, 2018. The majority of the Company’s revenues fall under the scope of ASC 606, with the exception of investment and dividend income, gains and losses on temporary securities positions assumed and other miscellaneous income, all of which are presented within the other revenue line item on the Consolidated Statements of Operations. The tables within Note 24, Segment Reporting, provide revenue disaggregated by reportable geographic operating segment and by product group.

The net impacts to the Consolidated Statements of Operations of adopting ASC 606 for the year ended December 31, 2018 were as follows (dollars in thousands):

Year Ended December 31,
2018
Net change in commissions and fees	$274

Net change in recurring revenues	409
Net change in total revenues	$683

At December 31, 2018, the Consolidated Statements of Financial Condition include an increase to receivables from customers of $1.1 million related to the acceleration of license fees and an increase to accounts payable and accrued expenses of $0.6 million related to the deferral of commissions in bundled commission arrangements.

For more information regarding the Company’s revenue recognition policy, including detailed information on material performance obligations and how revenue is recognized, refer to Note 2, Summary of Significant Accounting Policies.

Remaining Performance Obligations and Revenue Recognized from Past Performance Obligations

The Company elected not to disclose information about remaining performance obligations pertaining to (i) contracts with an original expected length of one year or less or (ii) contracts with variable consideration that cannot be estimated, as permitted under the guidance.

The Company’s remaining unsatisfied performance obligations that do not meet the criteria above primarily relate to analytics products and services that have fixed subscription fees. As of December 31, 2018, the future revenue the Company expects to recognize for these performance obligations is not material.

For the year ended December 31, 2018, the Company did not recognize any revenue related to performance obligations satisfied in prior years.

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

Receivables related to contracts with customers were $42.1 million and $38.2 million as of December 31, 2018 and December 31, 2017, respectively. The Company did not identify any contract assets.  There were no impairment losses on receivables as of December 31, 2018.

Deferred revenue primarily relates to deferred commissions allocated to analytics products and subscription fees billed in advance of satisfying the performance obligations. Deferred revenue related to contracts with customers was $8.1 million and $6.9 million as of December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, the Company recognized revenue of $1.4 million that was initially recorded as deferred revenue.

The Company has not identified any costs to obtain or fulfill associated with its contracts under ASC 606.

(5) Equity Investment

In February 2018, the Company established a venture with Option Technology Solutions LLC (“Optech”) to form Matrix Holding Group (“Matrix”), a derivatives execution and technology business.  The operating subsidiaries of Matrix offer derivatives trading technology and execution services to broker dealers, professional traders and select hedge funds.  These entities have dedicated sales, client services, operations, and technology staff located in Chicago and New York.

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

In December 2018, MH II LLC (“MH II”), a subsidiary of Matrix that owns the operating subsidiaries, received a $5.0 million contribution from a third-party for a 17% interest in that entity, diluting the Company’s indirect minority stake in MH II to approximately 17%. The Company recorded a non-cash gain of $0.6 million on this transaction. The Company’s investment in Matrix was $1.8 million at December 31, 2018.

In January 2019, Matrix sold a 34% interest in MH II for $10.0 million. This transaction reduced the Company’s indirect minority stake in MH II to approximately 10% and resulted in a gain of $1.3 million for the Company.

The Company’s interest in Matrix is accounted for in the Consolidated Financial Statements using the equity method.

(6)           Divestitures

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

As a result of this divestiture, the Company reduced the headcount within its U.S. single stock sales trading operation.  For more information, see Note 7, Restructuring Charges.

The Company determined that the sale of Investment Research did not meet the requirements to be treated as a discontinued operation. As such, the results of Investment Research through the sale completion date of May 27, 2016 are included in continued operations on the Consolidated Statements of Operations, primarily in the U.S. Operations segment.

(7)          Restructuring Charges

2018 Restructuring

In the first and third quarters of 2018, the Company implemented restructuring plans to improve margins and enhance stockholder returns through the elimination of certain positions in the U.S. and the reduction of office space in Los Angeles.

Activity and liability balances recorded as part of the restructuring plan through December 31, 2018 are as follows (dollars in thousands):

	Employee Separation Costs	Consolidation of Leased Facilities	Total
Restructuring charges recognized - March 31, 2018	$7,165	$—	$7,165
Restructuring charges recognized - September 30, 2018	1,135	2,301	3,436
Total Restructuring Charges - 2018	8,300	2,301	10,601
Cash payments	(5,106)	(461)	(5,567)
Acceleration of share-based compensation	(2,702)	—	(2,702)
Asset write-off	—	(390)	(390)
Balance at December 31, 2018	$492	$1,450	$1,942

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

Activity and liability balances recorded as part of the restructuring plan through December 31, 2018 are as follows (dollars in thousands):

Amount
Balance at December 31, 2017	$6
Asset write-off	(6)
Balance at December 31, 2018	$—

(8)          Goodwill and Other Intangibles

Goodwill

The following table presents the changes in the carrying amount of goodwill held entirely within the Company’s European Operations segment for the year ended December 31, 2018 (dollars in thousands):

Total
Balance at December 31, 2016	$10,102
Currency translation adjustment	952
Balance at December 31, 2017	$11,054
Currency translation adjustment	(646)
Balance at December 31, 2018	$10,408

Other Intangible Assets

Acquired other intangible assets consisted of the following at December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
	Amount	Amortization	Amount	Amortization	(Years)
Trade name	$8,521	$—	$8,529	$—	—
Customer-related intangibles	9,617	6,282	10,217	6,219	17.0
Proprietary software	23,215	22,545	23,321	22,197	8.5
Trading rights	339	—	339	—	—
Other	50	—	50	—	—
Total	$41,742	$28,827	$42,456	$28,416

At December 31, 2018, indefinite‑lived intangibles not subject to amortization amounted to $8.9 million, of which $8.4 million related to the POSIT trade name.

Amortization expense for definite‑lived intangibles was $1.0 million, $1.3 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in other general and administrative expense in the Consolidated Statements of Operations.

During the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired.

The Company’s estimate of future amortization expense for acquired other intangibles that exist at December 31, 2018 is as follows (dollars in thousands):

Estimated
Year	Amortization
2019	$844
2020	643
2021	563
2022	563
2023	563
Thereafter	829
Total	$4,005

The following table represents the changes in the carrying amount of net intangible assets for the years ended December 31, 2018 and 2017 (dollars in thousands):

Total
Balance at December 31, 2016	$15,390
Amortization	(1,276)
Impairment charge	(325)
Currency translation adjustment	251
Balance at December 31, 2017	$14,040
Amortization	(1,010)
Currency translation adjustment	(115)
Balance at December 31, 2018	$12,915

(9)          Cash

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

The following table provides a reconciliation of cash and cash equivalents together with restricted cash as reported within the Consolidated Statements of Financial Condition to the sum of the same such amounts shown in the Consolidated Statements of Cash Flows (dollars in thousands):

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$267,843	$287,452
Cash restricted or segregated under regulations and other	13,603	18,599
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$281,446	$306,051

(10)          Securities Owned and Sold, Not Yet Purchased

The following is a summary of securities owned and securities sold, not yet purchased (dollars in thousands):

			Securities Sold, Not Yet
	Securities Owned		Purchased
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Corporate stocks - trading securities	$3	$78	$6	$1
Mutual funds	308	1,481	—	—
Total	$311	$1,559	$6	$1

Trading securities owned and sold, not yet purchased primarily consists of temporary positions obtained in the normal course of agency trading activities, including positions held in connection with the creation and redemption of exchange‑traded funds on behalf of clients.

(11)          Income Taxes

Income tax expense (benefit) consisted of the following components (dollars in thousands):

	2018	2017	2016
Current:
Federal	$(1,711)	$(423)	$(9,918)
State	249	1,072	(624)
Foreign	10,300	11,490	8,975
	8,838	12,139	(1,567)
Deferred:
Federal	736	25,797	(12,687)
State	57	7,694	(2,217)
Foreign	(223)	335	(851)
	570	33,826	(15,755)
Total	$9,408	$45,965	$(17,322)

Income (loss) before income taxes consisted of the following (dollars in thousands):

	2018	2017 (1)	2016 (1)
U.S.	$(57,502)	$(56,465)	$(81,579)
Foreign	67,601	62,990	38,339
Total	$10,099	$6,525	$(43,240)

(1)

Pre-tax amounts for 2017 and 2016 noted above do not include the restatement recorded for segment reporting for U.S. expenses now being allocated to the international segments as such amounts were not adjusted for income tax purposes (see Note 24, Segment Reporting).

The components of the Company’s net deferred tax asset are as follows (dollars in thousands):

	2018	2017
Deferred tax assets:
Compensation and benefits	$6,427	$5,912
Net operating loss and capital loss carryover	17,555	18,974
Share-based compensation	5,548	5,092
Research and development credits	8,215	7,438
Foreign tax credits	10,240	11,117
Tax benefits on uncertain tax positions	697	831
Goodwill and other intangibles	4,007	6,363
Depreciation	3,969	3,527
Capitalized software	3,132	383
Rent	2,844	3,013
Other	1,297	700
Total deferred tax assets	63,931	63,350
Less: valuation allowance	(58,879)	(58,448)
Total deferred tax assets, net of valuation allowance	5,052	4,902
Deferred tax liabilities:
Indefinite life intangible	(1,859)	(1,695)
Other	(328)	(55)
Total deferred tax liabilities	(2,187)	(1,750)
Net deferred tax assets	$2,865	$3,152

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

At December 31, 2018, the Company believes that it is more-likely-than-not that future reversals of its existing taxable temporary differences and future generation of sufficient taxable income in the appropriate jurisdiction will enable the Company to realize the carrying value of its net deferred tax assets. The Company’s valuation allowance increased $0.4 million to $58.9 million at December 31, 2018 and is primarily the result of the usage of historical net operating losses in the Asia Pacific entities, where a full valuation allowance is maintained for all deferred assets and net operating losses, as well as certain state tax credits and net operating losses. The Company has foreign tax credit carryforwards of $10.2 million that begin to expire in 2024 and research and development tax credits of $8.2 million that begin to expire in 2034.

The Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”) was enacted on December 22, 2017, and introduced significant changes to U.S, income tax law. Effective in 2018, the Tax Cuts and Jobs Act reduces the U.S.

statutory corporate tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax (“GILTI”) and the base erosion tax, respectively. In addition, under the Tax Cuts and Jobs Act, in 2017 the Company was subject to the mandatory inclusion in U.S. taxable income of all accumulated foreign subsidiary earnings not previously subject to U.S. tax. The mandatory inclusion did not result in any incremental U.S. tax expense in 2017 due to the impact of a U.S. tax loss and the utilization of foreign tax credits. In 2018, the GILTI inclusion did not result in any incremental U.S. tax expense due to the impact of a current year U.S. tax loss and the utilization of foreign tax credits. The Company is not subject to the base erosion tax. The Company completed the final accounting for the tax effects of the Tax Cuts and Jobs Act on the 2017 consolidated financial statements with no changes to the provisional amounts recorded in 2017.

Net operating loss carryforwards expire as follows (dollars in thousands):

	Amount	Years remaining
Hong Kong and Australia	$68,878	Indefinite
State and local (United States)	41,037	12 - 20 years

The effective tax rate varied from the U.S. federal statutory income tax rate due to the following:

	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax effect	(0.64)	0.6	5.2
Foreign tax impact, net	(32.4)	(81.8)	6.2
Valuation allowance	86.1	585.8	—
Tax impact of Tax Cuts and Jobs Act	—	149.2	—
Stock windfall/shortfall	(3.8)	(13.5)	—
Reserves released upon tax settlement	(16.8)	—	18.6
Non-deductible costs (1)	43.0	21.3	(22.8)
Other, net	(3.3)	7.9	(2.1)
Effective income tax rate	93.2%	704.5%	40.1%

(1)

Includes the impact of the non-deductible payments in 2018 and 2016 to the Securities and Exchange Commission (the “SEC”). Additionally, 2018, 2017 and 2016 includes non-deductible officer’s compensation.

The Company has selected the period cost method as its accounting policy for GILTI and will treat any taxes due on future GILTI inclusions in U.S. taxable income as a current period expense when incurred.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollars in thousands):

Uncertain Tax Benefits	2018	2017	2016
Balance, January 1	$7,693	$7,356	$15,553
Additions based on tax positions related to the current year	322	591	66
Additions based on tax positions of prior years	38	4	406
Reductions for tax positions of prior years	—	(13)	—
Reductions due to settlements with taxing authorities	(987)	(64)	(2,153)
Reductions due to expiration of statute of limitations	(1,209)	(181)	(6,516)
Balance, December 31	$5,857	$7,693	$7,356

The unrecognized tax benefits were $5.9 million and $7.7 million, respectively, at December 31, 2018 and 2017. At December 31, 2018 and 2017, $4.6 million and $4.5 million, respectively, of the unrecognized tax benefits was netted against fully reserved U.S. deferred tax assets.

With limited exception, the Company is no longer subject to U.S. federal, state, local or foreign income tax audits by taxing authorities for years preceding 2015. Certain foreign, state and local returns are also currently under various stages of audit for the tax years 2013 through 2014. The Company does not anticipate a significant change to the total of unrecognized tax benefits within the next twelve months.

At December 31, 2018, interest expense of $1.7 million was accrued related to unrecognized tax benefits. As a continuing policy, interest accrued related to unrecognized tax benefits is recorded as income tax expense. During 2018, the Company recognized net reductions of $0.4 million of tax-related interest expense.  During 2017 and 2016, the Company recognized a net reduction of $0.1 million and a net addition of $2.5 million, respectively, of tax-related interest expense. Tax penalties of $0.1 million were recorded during 2017. No penalties were recorded in 2018 or 2016.

(12)        Receivables and Payables

Receivables from, and Payables to, Brokers, Dealers and Clearing Organizations

The following is a summary of receivables from, and payables to, brokers, dealers and clearing organizations at December 31 (dollars in thousands):

	Receivables from		Payables to
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Broker-dealers	$247,214	$189,817	$200,579	$105,022
Clearing organizations	940	708	33,367	10,011
Securities borrowed	27,713	4,246	—	—
Securities loaned	—	—	94,248	4,245
Allowance for doubtful accounts	(1,121)	(864)	—	—
Total	$274,746	$193,907	$328,194	$119,278

Receivables from, and Payables to, Customers

The following is a summary of receivables from, and payables to, customers at December 31 (dollars in thousands):

	Receivables from		Payables to
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
Customers	$227,334	$75,062	$36,825	$23,568
Allowance for doubtful accounts	(476)	(367)	—	—
Net	$226,858	$74,695	$36,825	$23,568

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based upon an estimate of the amount of potential credit losses in existing accounts receivable, as determined from a review of past due balances, historical collection experience and other specific account data. Account balances are written off against the allowance when it is determined that the receivable is uncollectible. The allowance was increased by $0.6 million in 2018 and $0.4 million in 2017. Write offs were $0.2 million in 2018 and 2017 had no write offs.

Securities Borrowed and Loaned

In 2016, the Company closed its U.S. matched-book securities lending operations.  At December 31, 2018 and 2017, the balances for securities borrowed and securities loaned related to customer settlement activities.

The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed, and interest incurred on cash received from counterparties as collateral for securities loaned within the U.S. matched-book operations prior to the wind-down of all balances, and the resulting net amount included in other revenue on the Consolidated Statements of Operations for 2016 were as follows (dollars in thousands):

2016
Interest earned	$1,961
Interest incurred	(1,132)
Net	$829

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

The following table summarizes the transactions under certain Master Securities Lending Agreements that may be eligible for offsetting if an event of default occurred and a right of offset was legally enforceable (dollars in thousands):

		Gross Amounts	Net Amounts	Collateral
		Offset in the	Presented in the	Received or
	Gross Amounts of	Consolidated	Consolidated	Pledged
	Recognized Assets/	Statement of	Statement of	(including	Net
	(Liabilities)	Financial Condition	Financial Condition	Cash)	Amount
As of December 31, 2018:
Deposits paid for securities borrowed	$27,713	$—	$27,713	$27,713	$—
Deposits received for securities loaned	94,248	—	94,248	95,223	(975)
As of December 31, 2017:
Deposits paid for securities borrowed	$4,246	$—	$4,246	$4,246	$—
Deposits received for securities loaned	(4,245)	—	(4,245)	(4,229)	(16)

In accordance with ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, the gross obligations of deposits received for securities loaned was $93.3 million and $4.2 million for equity securities at December 31, 2018 and 2017, respectively.  The remaining contractual maturities of these agreements were overnight and continuous.

(13)        Premises and Equipment

The following is a summary of premises and equipment at December 31 (dollars in thousands):

	2018	2017
Furniture, fixtures and equipment	$145,615	$149,366
Leasehold improvements	43,643	45,543
	189,258	194,909
Less: accumulated depreciation and amortization	141,203	140,949
Total	$48,055	$53,960

Depreciation and amortization expense relating to premises and equipment amounted to $17.5 million, $18.3 million and $16.5 million during the years ended December 31, 2018, 2017 and 2016, respectively, and are included in occupancy and equipment expense in the Consolidated Statements of Operations. During 2018, premises and equipment costs and related accumulated depreciation and amortization were reduced by $14.3 million for assets that are no longer in use. During 2018, the Company also wrote off leasehold assets of $1.4 million, net of accumulated depreciation, related to the reduction of office space in Los Angeles.

(14)        Capitalized Software

The following is a summary of capitalized software costs at December 31 (dollars in thousands):

	2018	2017
Capitalized software costs	$85,398	$86,316
Less: accumulated amortization	42,536	45,057
Total	$42,862	$41,259

Software costs totaling $27.6 million and $27.8 million were capitalized in 2018 and 2017, respectively, related to the continued development of new features and functionalities across the entire ITG product line. During 2018, capitalized software costs and related accumulated amortization were each reduced by $28.3 million for fully amortized costs.

Other general and administrative expenses in the Consolidated Statements of Operations included $25.4 million, $25.6 million and $25.1 million related to the amortization of capitalized software costs in 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, there were no capitalized software costs not subject to amortization.

(15)        Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses at December 31 (dollars in thousands):

	December 31,	December 31,
	2018	2017
Accrued research payables	$74,175	$51,275
Accrued compensation and benefits	38,802	37,911
Accrued costs for potential class action lawsuit settlement	18,000	—
Accrued rent	13,003	14,821
Trade payables	17,436	20,820
Deferred revenue	9,558	8,057
Deferred compensation	1,448	2,525
Accrued restructuring	1,942	6
Accrued transaction processing	5,055	3,257
Other	32,219	27,823
Total	$211,638	$166,495

(16)        Borrowings

Short-term Bank Loans

The Company’s international securities clearing and settlement activities are funded with operating cash or with short-term bank loans in the form of overdraft facilities.  At December 31, 2018, there was $78.0 million outstanding under these facilities at a weighted average interest rate of approximately 1.92% primarily associated with international settlement activities.

In the U.S., securities clearing and settlement activities are funded with operating cash, securities loaned or with short-term bank loans under the 2018 Credit Agreement described below.

ITG Inc., as borrower, and Investment Technology Group, Inc. (the “Parent Company”), as guarantor, maintain a $150 million revolving credit agreement (the “2018 Credit Agreement”) with a syndicate of banks and JPMorgan Chase Bank, N.A., as Administrative Agent that was originally scheduled to mature in January 2019. On January 25, 2019, the 2018 Credit Agreement was amended to extend the maturity date to expire on March 31, 2019 to maintain financing availability under the 2018 Credit Agreement until the closing of the acquisition of the Company by Virtu.  The 2018 Credit Agreement was terminated at the Effective Time of the Merger. The purpose of this credit line was to provide liquidity for the Company’s U.S. brokerage operations to satisfy clearing margin requirements and to finance temporary positions from delivery failures or non-standard settlements. As a result, the Parent Company had additional flexibility with its existing cash and future cash flows from operations, including to selectively invest in growth initiatives and to return capital to stockholders. Depending on the borrowing base, availability under the 2018 Credit Agreement was limited to either (i) a percentage of the clearing deposit required by the National Securities Clearing Corporation, or (ii) a percentage of the market value of temporary positions pledged as collateral. Under the 2018 Credit Agreement, interest accrued at a rate equal to (a) a base rate, determined by reference to the federal funds rate plus (b) a margin of 2.50%. Available but unborrowed amounts under the 2018 Credit Agreement were subject to an unused commitment fee of 0.75%. Among other restrictions, the terms of the 2018 Credit Agreement included (a) negative covenants related to liens, (b) financial covenant requirements for maintaining a consolidated leverage ratio (as defined) and a liquidity ratio (as defined), as well as requirements for maintaining minimum levels of tangible net worth (as defined) and regulatory capital (as defined), and (c) restrictions on investments, dispositions and other restrictions customary for financings of this type.

The events of default under the 2018 Credit Agreement included, among others, payment defaults, cross defaults with certain other indebtedness, breaches of covenants, loss of collateral, judgments, and changes in control and bankruptcy events. In the event of non-payment, the 2018 Credit Agreement required ITG Inc. to pay incremental interest at the rate of 2.0%. In the event of a default and depending on the nature thereof, the commitments either automatically terminated and all unpaid amounts immediately became due and payable, or the lenders may in their discretion have terminated their commitments and declared due all unpaid amounts outstanding.

At December 31, 2018, there was $1.2 million outstanding under the 2018 Credit Agreement.

Term Debt

At December 31, term debt is comprised of the following (dollars in thousands):

	December 31,	December 31,
	2018	2017
Term loans	$1,967	$3,104
Total	$1,967	$3,104

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

Aggregate
Year	Amount
2019	$554
2020	759
2021	193
$1,506

Parent Company had previously entered into a $5.0 million master lease facility with Bank of America (“Master Lease Agreement”), under which purchases of new equipment were financed. Each equipment lease under the Master Lease Agreement was structured as a capital lease and had a separate 48‑month term from its inception date, at the end of which Parent Company could purchase the underlying equipment for $1. At December 31, 2017, all capital leases under this facility were fully paid.

On August 10, 2012, Parent Company entered into a $25.0 million master lease facility with BMO Harris Equipment Finance Company (“BMO”) to finance equipment and construction expenditures related to the build‑out of the Company’s new headquarters in lower Manhattan. The original amount borrowed of $21.2 million had a 3.39% fixed‑rate term financing structured as a capital lease with a 48‑month term that began upon the substantial completion of the build-out, at the end of which Parent Company may purchase the underlying assets for $1. At December 31, 2018 and 2017, the loan outstanding under the BMO facility was fully paid.

Interest expense on the 2018 Credit Agreement, the Master Lease Agreement and the BMO facility, including commitment fees and the amortization of debt issuance costs totaled $1.9 million, $2.0 million and $2.2 million in 2018, 2017 and 2016, respectively.

(17)        Accumulated Other Comprehensive Income

The components and allocated tax effects of other comprehensive income for the periods ended December 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

Year Ended December 31, 2018
Balance at December 31, 2017	$(21,397)
Other comprehensive loss	(11,403)
Balance at December 31, 2018	$(32,800)

Year Ended December 31, 2017
Balance at December 31, 2016	$(33,977)
Other comprehensive income	12,580
Balance at December 31, 2017	$(21,397)

Deferred taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries or the cumulative translation adjustment related to those investments due to the inclusion of foreign earnings and profits in U.S. taxable income pursuant to the Tax Cuts and Jobs Act.

(18)        Net Capital Requirement

ITG Inc. and AlterNet are subject to the SEC’s Uniform Net Capital Rule (Rule 15c3‑1), which requires the maintenance of minimum net capital. ITG Inc. has elected to use the alternative method permitted by Rule 15c3‑1, which requires that ITG Inc. maintain minimum net capital equal to the greater of $1.0 million or 2% of aggregate debit balances arising from customer transactions, as defined. AlterNet has elected to use the basic method permitted by Rule 15c3‑1, which requires that AlterNet maintain minimum net capital equal to the greater of 6 2/3% of aggregate indebtedness or $100,000. Dividends or withdrawals of capital cannot be made if capital is needed to comply with regulatory requirements.

Net capital balances and the amounts in excess of required net capital at December 31, 2018 for the U.S. Operations are as follows (dollars in thousands):

	Net Capital	Excess
U.S. Operations
ITG Inc.	$86,683	85,683
AlterNet	5,796	5,696

As of December 31, 2018, ITG Inc. had $5.9 million of cash in a Special Reserve Bank Account for the benefit of customers under the Customer Protection Rule pursuant to SEC Rule 15c3‑3, Computation for Determination of Reserve Requirements and $4.6 million under PABs.

In addition, the Company’s Canadian, European and Asia Pacific Operations have subsidiaries with regulatory capital requirements. The regulatory net capital balances and amount of regulatory capital in excess of the minimum requirements applicable to each business at December 31, 2018, is summarized in the following table (dollars in thousands):

	Net Capital	Excess
Canadian Operations
Canada	$21,126	20,760
European Operations
Ireland	42,485	17,152
U.K.	1,337	384
Asia Pacific Operations
Australia	30,899	21,818
Hong Kong	2,761	2,223
Singapore	1,156	1,083

(19)        Stockholders’ Equity

The Company’s current policy, which is reviewed continually, is to retain earnings to finance the operations and expansion of its businesses as well as return capital to stockholders through share repurchases and dividends on common stock.

Stock Repurchase Program

To facilitate its stock repurchase program, designed to return value to stockholders and minimize dilution from stock issuances, the Company repurchases shares in the open market and through automatic share repurchase programs under SEC Rule 10b5-1. The table below summarizes the Company’s share repurchases beginning January 1, 2016 under its Board of Directors’ authorizations:

		Amount		Shares
		Authorized	Total	Remaining	Shares Repurchased
		by Board	Shares	Under Board	Under Board
	Expiration	(Shares in	Repurchased	Authorization	Authorization
Repurchase Program Authorization Date	Date	millions)	(millions)	(millions)	2018	2017	2016
October 2014	none	4.0	3.7	0.3	0.3	0.9	1.3
February 2018	none	4.0	—	4.0	—	—	—
Total shares repurchased under authorization					0.3	0.9	1.3
Cost (millions)					$5.8	$16.9	$22.1
Average share price					$20.28	$19.13	$16.55

The Board authorized stock repurchase program expired at the Effective Time of the Merger as there is no established trading market for our equity securities as of the Closing Date of the Merger. The Company also repurchased approximately 0.5 million, 0.5 million and 0.4 million shares of common stock from employees, respectively, during each of 2018, 2017 and 2016 to satisfy the minimum statutory employee withholding tax upon the net settlement of restricted stock unit awards.

Dividend Program

In 2015, the Company’s Board of Directors initiated a dividend program under which the Company began to pay quarterly dividends, subject to quarterly declarations by the Board of Directors. During 2018, the Board of Directors declared and the Company paid quarterly cash dividends of $0.07 per share totaling $9.2 million in the aggregate and issued stock dividends of $0.1 million.

(20)       Off-Balance Sheet Risk and Concentration of Credit Risk

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

(21)       Employee and Non‑Employee Director Stock and Benefit Plans

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

As of December 31, 2018, there were 2,068,246 shares of common stock remaining available for issuance under the 2007 Plan. Shares of common stock which are attributable to awards which have expired, terminated, cash settled or been canceled or forfeited during any calendar year are generally available for issuance or use in connection with future awards. Shares of common stock surrendered in payment of the exercise price of a stock option and shares withheld or surrendered for payment of taxes are not available for re-issuance under the 2007 Plan.  Options outstanding as of December 31, 2018 that have been granted under the 2007 Plan are exercisable until January 2024. The 2007 Plan will remain in effect until June 10, 2025, unless terminated, or extended, by the Board of Directors with the approval of the Company’s stockholders. After this date, no further awards shall be granted pursuant to the 2007 Plan, but previously‑granted awards will remain outstanding in accordance with their applicable terms and conditions.

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

Under the 2007 Plan, the Company is permitted to grant time‑based stock options, in addition to performance-based option awards to employees and directors. In 2016, the Company granted time-based options for 196,851 shares to the Company’s new Chief Executive Officer.  These stock options have an eight-year term and vest annually in three equal installments, beginning on the first anniversary of the grant date, if the Chief Executive Officer remains continuously employed by the Company, and is in good standing on, each applicable vesting date. The Company did not grant any option awards under the 2007 Plan during 2017 or 2018. The Company recognizes share‑based compensation expense (see Note 2, Summary of Significant Accounting Policies) for time‑based option awards over the vesting period.

On December 13, 2018, the Compensation Committee of the Board of Directors of the Company took certain actions, effective on December 17, 2018, to preserve certain compensation-related corporate income tax deductions for the Company that might otherwise be disallowed through the operation of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), in connection with the Merger.  Specifically, the Committee approved the accelerated vesting of equity awards held by certain senior executives (the “280G Accelerated Vesting

Actions”).  These actions were also taken to mitigate or eliminate the amount of excise tax that may be payable by these employees pursuant to Sections 280G and 4999 of the Code.

Pursuant to the 280G Accelerated Vesting Actions, the Committee approved the accelerated vesting of stock options to purchase 65,611 shares of common stock of the Company at an exercise price of $16.18 per share, which were scheduled to vest on January 15, 2019.

The tables below summarize the Company’s outstanding stock options as of December 31, 2018, 2017 and 2016 and changes during the years then ended:

		Weighted
Options	Number of	Average
Outstanding	Shares	Exercise Price
Outstanding at December 31, 2015	42,665	$12.17
Granted	196,851	16.18
Exercised	(42,665)	12.17
Forfeited	—	—
Outstanding at December 31, 2016	196,851	$16.18
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2017	196,851	$16.18
Granted	—	—
Exercised	(65,611)	16.18
Forfeited	—	—
Outstanding at December 31, 2018	131,240	$16.18
Amount exercisable at December 31,
2018	131,240	$16.18
2017	65,630	$16.18
2016	—	$—

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
$16.18	131,240	5.04	$16.18	131,240	$16.18

For the years ended December 31, 2018, 2017 and 2016, the Company recorded share-based compensation expense of $1.1 million (including $0.8 million related to the 280G Accelerated Vesting Actions described above), $0.3 million and $0.3 million, respectively, related to outstanding stock options, which had no income tax benefit in 2018 or 2017 and which was offset by a benefit of $0.1 million in 2016. There were 131,240 stock options exercisable at December 31, 2018. The weighted average remaining contractual term of stock options currently exercisable is 5.0 years.

All of the stock options outstanding at December 31, 2018 were time‑based.

Prior to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, the provision for income taxes excluded excess current tax benefits related to the exercise of stock options.  Effective January 1, 2017, all subsequent excess tax benefits and deficiencies are recognized in the statement of operations as an increase or decrease in income taxes when the awards vest or are settled.  See discussion in Note 2, Summary of Significant Accounting Policies. During 2018, the exercise of 65,611 stock options gave rise to a current tax shortfall of $0.1 million. During 2017, there were no exercises of stock options and therefore no corresponding excess tax benefits or deficiencies. During 2016, the exercise of 42,655 stock options gave rise to an excess tax benefit of $0.1 million.

The following table summarizes information about stock options at December 31, 2018, 2017 and 2016:

($ in thousands)	2018	2017	2016
Total intrinsic value of stock options exercised	$908	$—	$220
Weighted average grant date fair value of stock options granted during period, per share	—	—	16.18
Cash received from stock option exercises	$1,062	$—	$208

The total intrinsic value for outstanding and exercisable stock options at December 31, 2018 was $1.8 million.

As of December 31, 2018, all compensation costs related to outstanding stock options had been recognized.  Stock option exercises are settled from issuance of shares of the Company’s common stock held in treasury to the extent available.

Under the 2007 Plan, the Company is permitted to grant restricted stock unit awards to employees. Generally, and except for awards granted under the VCSUA Subplan, restricted stock unit awards vest in one of the following manners: (a) serial vesting on each of the first, second and third anniversaries of the grant date, (b) one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, (c) cliff vesting on the third anniversary of the grant date, (d) for new hire awards only, vesting terms that closely parallel the vesting terms of any awards that the new hire will forfeit upon joining the Company, except that no such new hire award or portion thereof shall vest prior to the one-year anniversary of the date of grant unless otherwise permitted by the 2007 Plan, or (e) serial vest on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90-day average of the Company’s common stock price preceding each of the vesting dates is greater than the 90-day average of the Company’s common stock price preceding the grant date (market-based restricted stock units). Accordingly, not all restricted stock units awarded will vest and be delivered. The Company recognizes share-based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the vesting period.

Under the VCSUA Subplan, each eligible participant was granted a number of basic stock units on the date the year-end variable compensation is communicated to participants equal to (i) the amount by which the participant’s variable compensation is reduced as determined by the Compensation Committee of the Board of Directors, divided by (ii) the fair market value of a share of the Company’s common stock on the date of grant. In addition, each participant may be granted an additional number of matching stock units on the date of grant equal to 10% of the number of time-based or market-based basic stock units granted. Basic stock units under the VCSUA Subplan that are time-based typically vest in equal annual installments on each of the first, second and third anniversaries of the date of grant, if the participant remains continuously employed by the Company, and is in good standing on, each applicable vesting date. Time-based matching stock units will vest 100% on the third anniversary of the date of grant, if the participant remains continuously employed by the Company through, and is in good standing on, such vesting date. Basic units under the VCSUA Subplan that are market-based (which were granted in February 2014 to members of senior management) vest in equal installments on each of the second, third and fourth anniversaries of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90‑day average of the Company’s common stock price preceding each of the vesting dates is greater than the 90‑day average of the Company’s common stock price preceding the grant date. Matching stock units on market-based awards will vest 100% on the fourth anniversary of the date of grant so long as the award recipient is employed on the applicable vesting date and the 90‑day average of the Company’s common stock price preceding the vesting date is greater than the 90‑day average of the Company’s common stock price preceding the grant date.

The Company has also issued to members of its senior management basic stock units under the VCSUA that vest in one of the following manners: (a) for awards granted in February 2015, in equal installments on each of the first, second, and third anniversaries of the date of grant based upon the level of the Company’s adjusted return-on-equity (“ROE”) achieved for each of the three fiscal years, respectively, that ends immediately prior to the applicable vesting date, (b) for awards granted in February 2016, in equal installments on each of the second and third anniversaries of the date of grant based upon the level of ROE achieved for each of the two fiscal years, respectively, that ends immediately prior to the applicable vesting date (each of (a) and (b), ROE-based restricted stock units), (c) for awards granted in January 2017, in equal installments on February 5, 2019 and February 5, 2020 based on the levels of revenue and pre-tax margin achieved for the 2018 fiscal year, or (d) for awards granted in January 2018, in equal installments on February 5,

2019, February 5, 2020 and February 5, 2021 based on the levels of revenue and pre-tax margin achieved for each of the three fiscal years, respectively, that ends immediately prior to the applicable vesting date (each of (c) and (d), performance-based restricted stock units). In addition to the performance criteria being achieved under each of these awards, the participant must remain continuously employed by the Company through, and be in good standing on, each applicable vesting date. The number of ROE-based restricted basic stock units awarded will be earned in each of the relevant performance periods if the target ROE is achieved at 100% and such number may increase or decrease if the actual ROE achieved is above or below the target ROE. In addition, certain senior employees have received matching ROE-based restricted stock units and such awards vest on the third anniversary of the date of grant based upon the average of the ROE achieved during the three-year period that ends immediately prior to the applicable vesting date. The number of matching ROE-based restricted stock units awarded will be earned if the target average ROE is achieved at 100% and such number may increase or decrease if the actual average ROE achieved is above or below the target average ROE. The number of performance-based restricted stock units earned is determined pursuant to a payout matrix established by the Committee that sets forth a range of payout percentages relative to the Company’s actual revenue and pre-tax margin results achieved for the relevant fiscal year, with each performance metric weighted equally.  All vested stock units are settled in shares of ITG common stock within 30 days after the date on which such stock units vest.

During 2016, the Company granted two Inducement Awards in conjunction with the hiring of its new Chief Executive Officer, which replaced awards he forfeited at his former employer.  Under the first inducement award, the Chief Executive Officer was granted 135,353 restricted stock units that vested in three equal annual installments beginning on the first anniversary of the grant date.  Under the second inducement award, the Chief Executive Officer was granted 156,051 restricted stock units which vested on the following vesting dates: (i) 38% vested on January 31, 2016 and were subject to a 12-month holding requirement; (ii) 41% vested on January 31, 2017; and (iii) the remaining 21% vested on January 31, 2018.

Pursuant to the 280G Accelerated Vesting Actions taken by the Compensation Committee described above, with respect to restricted stock unit awards, the Committee approved the accelerated vesting of an aggregate of (a) 39,815 time-based restricted stock units, which were scheduled to vest on January 24, 2019, (b) 4,509 time-based restricted stock units, which were scheduled to vest on February 11, 2019, (c) 45,804 time-based restricted stock units, which were scheduled to vest on January 24, 2020 and (d) 25,796 time-based restricted stock units, which were scheduled to vest on January 24, 2021.

The Company recorded share‑based compensation expense of $28.4 million (including $2.6 million related to the 280G Accelerated Vesting Actions described above), $19.6 million and $24.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to restricted stock unit awards which were offset by related income tax benefits of approximately $1.2 million, $0.9 million and $8.9 million respectively.

A summary of the status of the Company’s restricted stock unit awards as of December 31, 2018, 2017 and 2016 and changes during the years then ended are presented below:

	Number of
	Shares
	Underlying
	ROE-Based,	Number of
	Market-Based or	Shares		Weighted
	Performance-	underlying Time-		Average
	Based Restricted	Based Restricted	Total Number of	Grant Date
	Stock Units	Stock Units	Shares	Fair Value
Outstanding at December 31, 2015	377,475	2,793,561	3,171,036	$16.75
Granted	228,895	1,437,021	1,665,916	16.16
Vested	(73,243)	(968,995)	(1,042,238)	16.06
Forfeited	(190,757)	(540,693)	(731,450)	16.88
Outstanding at December 31, 2016	342,370	2,720,894	3,063,264	$16.63
Granted	140,796	1,118,596	1,259,392	19.81
Vested	(51,498)	(1,279,523)	(1,331,021)	16.60
Forfeited	(38,324)	(45,766)	(84,090)	18.99
Outstanding at December 31, 2017	393,344	2,514,201	2,907,545	$18.10
Granted	122,424	1,184,933	1,307,357	21.18
Vested	(45,065)	(1,232,484)	(1,277,549)	18.84
Forfeited	(144,715)	(112,384)	(257,099)	19.35
Outstanding at December 31, 2018	325,988	2,354,266	2,680,254	$19.50

At December 31, 2018, 62,768 of the outstanding awards were ROE-based restricted stock units and 263,220 were performance-based restricted stock units.

On May 27, 2016, the Company sold Investment Research (See Note 6, Divestitures).  Upon the closing of the transaction, the Company accelerated the vesting of 226,802 restricted stock unit awards held by employees that were part of Investment Research and are included in the table above.  The cost to modify the vesting schedule of these shares resulted in an expense reversal of $0.7 million that is included as part of the gain in other revenues in the Consolidated Statements of Operations.

As of December 31, 2018, there was $25.2 million of total unrecognized compensation cost related to outstanding restricted stock unit awards. These costs are expected to be recognized over a weighted average period of approximately 1.2 years. During 2018, restricted stock unit awards with a fair value of approximately $23.9 million vested.

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

For the year ended December 31, 2018, the excess tax benefits totaled $0.6 million and tax shortfalls (arising from cancellations or deficits due to the vest date fair market value being less than the grant date fair market value) were $0.1 million. For the year ended December 31, 2017, the excess tax benefits totaled $1.5 million while tax shortfalls were $0.1 million. For the year ended December 31, 2016, the excess tax benefits totaled $0.8 million while tax shortfalls were $0.7 million. For 2016, such tax benefits are reflected as an increase in additional paid-in capital while tax shortfalls arising from the tax deduction being less than the cumulative book compensation cost is reflected as a decrease in additional paid-in capital.

Under the 2007 Plan and the VCSUA Subplan, the Company is permitted to grant phantom share awards. Phantom share awards vest like any other award granted under the 2007 Plan and VCSUA Subplan as described above and are settled in cash. The Company recognizes share‑based compensation expense (see Note 2, Summary of Significant Accounting Policies) over the applicable vesting period. For the year ended December 31, 2016, the Company recorded share‑based compensation expense of $0.1 million related to phantom share awards offset by related tax benefits of less than $0.1 million.

A summary of the status of the Company’s phantom share awards as of December 31, 2016 and changes during the year then ended are presented below:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2015	57,798	$12.24
Granted	—	—
Vested	(57,798)	12.24
Forfeited	—	—
Outstanding at December 31, 2016	—	$—

At December 31, 2016, there were no outstanding phantom share awards and none were granted in 2017 or 2018.  The Company discontinued granting phantom share awards effective January 1, 2014 and the remaining awards outstanding vested on February 22, 2016.

Notwithstanding the foregoing, at the Effective Time of the Merger, (i) each stock option of the Company that was outstanding and unexercised was converted at the Effective Time into an option to purchase Class A common stock, par value $0.00001 per share, of Virtu (“Virtu Common Stock”), with the number of shares of Virtu Common Stock and the exercise price applicable to such option based on an exchange ratio, the numerator of which is the Merger Consideration and the denominator of which is the volume-weighted average price per share of Virtu Common Stock for the ten trading days prior to the Effective Time (the “Exchange Ratio”); (ii) each outstanding award of restricted stock units or deferred stock units with respect to shares of the Company’s common stock (other than awards with performance-based vesting or delivery requirements) (a “Company RSU Award”) that was granted on or after January 23, 2017 and was not held by a non-employee director, former employee or employee whose employment was terminated involuntarily without cause immediately following the Effective Time was converted into the right to receive restricted stock units of Virtu on the same terms and conditions as were applicable under the Company RSU Award, with the number of shares of Virtu Common Stock subject to such replacement restricted stock unit award based on the number of shares of the Company’s common stock subject to such Company RSU Award and the Exchange Ratio; (iii) each outstanding Company RSU Award other than those described in the preceding clause (ii) became fully vested at the Effective Time and converted into the right to receive the Merger Consideration with respect to the number of shares of the Company’s common stock subject to such Company RSU Award; (iv) each outstanding award of restricted stock units with respect to shares of the Company’s common stock with performance-based vesting or delivery requirements (a “Company PSU Award”) that was granted on or after January 23, 2017 and was not held by a non-employee director, former employee or employee whose employment was terminated involuntarily without cause immediately following the Effective Time was converted into the right to receive restricted stock units of Virtu on the same terms and conditions as were applicable under the Company PSU Award (other than the performance-based vesting schedule, which was converted into a service-based vesting schedule in accordance with the applicable award agreement), with the number of shares of Virtu Common Stock subject to such replacement restricted stock unit award based on the number of shares of the Company’s common stock deemed earned at the Effective Time and the Exchange Ratio; and (v) each outstanding Company PSU Award other than those described in the preceding clause (iv) became fully vested at the Effective Time and converted into the right to receive the Merger Consideration with respect to the number of shares of the Company’s common stock deemed earned at the Effective Time.

ITG Employee and Non‑Employee Director Benefit Plans

All U.S. employees are eligible to participate in the Investment Technology Group, Inc. Retirement Savings Plan (“RSP”). The RSP applies to all eligible compensation up to the Internal Revenue Service annual maximum which was $275,000 during 2018. Since January 1, 2012, the Company matching contribution applies to 50% of voluntary employee contributions, on a maximum of 4% of eligible compensation per year. The Company may still make discretionary contributions based on consolidated profits. Most of the Company’s international employees are eligible to participate in similar defined contribution plans. The costs for these benefits were approximately $4.0 million, $4.3 million, and $4.4 million in 2018, 2017 and 2016, respectively, and are included in compensation and employee benefits in the Consolidated Statements of Operations.

In November 1997, the Board of Directors approved the ITG Employee Stock Purchase Plan (“ESPP”), an employee stock purchase plan qualified under Section 423 of the Code. The ESPP became effective February 1, 1998 and allows all full‑time employees to purchase shares of ITG common stock at a 15% discount. In accordance with the provisions of ASC 718, the ESPP is compensatory. The Company recorded share‑based compensation expense related to the ESPP of $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Shares distributed under the ESPP are newly-issued shares. The ESPP was suspended after the Company entered into the Merger Agreement with Virtu.

During 2018, each non‑employee director received a general Board retainer fee of $70,000, with the exception of the Chairman who received $105,000. Each non-employee director was also eligible to receive a Committee Chair retainer fee and Committee member retainer fee depending on their role on the Board’s Committees. Under the Directors’ Retainer Fee Subplan, which was adopted in 2002, these retainer fees are payable, at the election of each director, either in (i) cash, (ii) Company common stock with a value equal to the retainer fee on the grant date or (iii) under a deferred compensation plan which provides deferred share units with a value equal to the retainer fee on the grant date which convert to freely sellable shares when the director retires from the Board of Directors. Directors who chose common stock or deferred share units, in the aggregate, received 13,812 units or shares, 11,115 units or shares and 12,363 units or shares in 2018, 2017 and 2016, respectively. At December 31, 2018, there were 150,765 deferred share units outstanding, of which 19,825 shares were vested and deferred in 2018. The cost of the Directors’ Retainer Fee Subplan including share based awards and cash fees was approximately $0.8 million, $0.8 million and $0.8 million in 2018, 2017 and 2016, respectively, and is included in other general and administrative expenses in the Consolidated Statements of Operations.

(22)        Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (dollars in thousands, except per share amounts):

	December 31,
	2018	2017	2016
Net income (loss) for basic and diluted income (loss) per share	$691	$(39,440)	$(25,918)
Shares of common stock and common stock equivalents:
Average common shares used in basic computation	33,003	33,009	32,906
Effect of dilutive securities	1,404	—	—
Average common shares used in diluted computation	34,407	33,009	32,906
Income (loss) per share:
Basic	$0.02	$(1.19)	$(0.79)
Diluted	$0.02	$(1.19)	$(0.79)

At December 31, 2018, approximately 1.4 million share equivalents (based on the treasury stock method) were not included in the computation of diluted earnings per share because their effects would have been anti‑dilutive. For 2017 and 2016, there were no anti-dilutive securities due to the fact that the Company incurred a loss during the year.

(23)       Commitments and Contingencies

Legal Matters

On November 7, 2018, ITG Inc. and AlterNet reached a final settlement with the SEC to resolve an investigation of certain operational features of the U.S. POSIT alternative trading system and access to U.S. POSIT data, together with related disclosures.  According to the terms of the settlement, the Company paid a $12 million civil penalty.

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

On April 19, 2018, the Company reached an agreement in principle to settle the consolidated securities class action lawsuit. In exchange for a release of claims and a dismissal with prejudice, the settlement includes a payment to class members of $18 million, which is well within the policy limits of, and is expected to be paid by, the Company’s insurance carrier. The Consolidated Statements of Financial Condition as of December 31, 2018 include a payable to class members of $18.0 million in accounts payable and accrued expenses (also, see Note 15, Accounts Payable and Accrued Expenses) that is fully offset by a receivable from the Company’s insurance carrier in other assets. As a result, the settlement is not expected to impact the Company’s results. The settlement reached is solely to eliminate the uncertainties, burden and expense of further protracted litigation and does not constitute an admission of liability by the Company or its current or former executives or directors.  Specifically, the Company and its current and former executives and directors deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On August 8, 2018, the parties filed a Stipulation and Agreement of Settlement (the “Settlement”) with the court, which was amended on October 26, 2018 and preliminarily approved by the court on November 5, 2018. On February 21, 2019, the court approved the Settlement and entered final judgment.

On November 27, 2015, a purported shareholder of the Company filed a shareholder derivative action captioned Watterson v. Gasser et al. against eleven current or former officers and directors of the Company in the Supreme Court for the State of New York. The Company is named as a nominal defendant, and the plaintiff purports to seek recovery on its behalf. The complaint generally alleges that the individual defendants breached their fiduciary duties to the Company in connection with the matters that were the subject of the SEC settlement regarding AlterNet. On January 11, 2019, the plaintiff filed a notice of voluntary discontinuance without prejudice.

Lease Commitments

The Company has entered into lease and sublease agreements with third parties for certain offices and equipment, which expire at various dates through 2030. Rent expense for each of the years ended December 31, 2018, 2017 and 2016 was $11.1 million, $11.8 million and $12.7 million, respectively, and is recorded in occupancy and equipment expense in the Consolidated Statements of Operations. The Company recognizes rent expense for escalation clauses, rent holidays, leasehold improvement incentives and other concessions using the straight‑line method over the minimum lease term. Minimum future rental commitments under non‑cancelable operating leases follow (dollars in thousands):

Aggregate
Year Ending December 31,	Amount
2019	$14,287
2020	13,656
2021	13,097
2022	12,436
2023	10,674
2024 and thereafter	52,710
Total	$116,860

Other Commitments

Pursuant to employment arrangements, in the event of termination of employment without cause on December 31, 2018, the Company would be obligated to pay separation payments totaling $6.5 million.

Pursuant to contracts expiring through 2023, the Company is obligated to purchase market data, maintenance and other services totaling $50.5 million.

(24)        Segment Reporting

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

A summary of the segment financial information is as follows (dollars in thousands):

	U.S.	Canadian	European	Asia Pacific
	Operations	Operations	Operations	Operations	Corporate	Consolidated
2018
Total revenues	$191,391	$71,973	$168,643	$74,465	$3,004	$509,476
(Loss) income before income tax expense (benefit) (1) (2) (3) (4)	(7,885)	13,224	40,251	14,181	(49,672)	10,099
Identifiable assets	478,254	132,815	325,660	84,346	—	1,021,075
Capital purchases	6,701	1,413	3,332	2,355	—	13,801
Depreciation and amortization	31,818	2,187	6,416	2,357	1,082	43,860
Non-cash share-based compensation	11,446	3,108	6,468	1,508	7,232	29,762
2017
Total revenues	$204,990	$63,294	$151,472	$62,218	$1,720	$483,694
(Loss) income before income tax expense (benefit) (4) (5) (6)	(13,830)	7,942	36,061	8,745	(32,393)	6,525
Identifiable assets	342,487	108,457	274,836	59,076	—	784,856
Capital purchases	13,278	1,183	3,289	1,652	—	19,402
Depreciation and amortization	33,307	2,420	6,094	1,994	1,338	45,153
Non-cash share-based compensation	9,543	2,390	5,267	959	2,079	20,238
2016
Total revenues	$229,655	$61,822	$125,945	$47,919	$3,711	$469,052
(Loss) income before income tax expense (7) (8) (9) (10) (11) (12) (13)	1,319	8,474	19,198	(1,537)	(70,694)	(43,240)
Identifiable assets	396,419	80,943	236,071	61,852	—	775,285
Capital purchases	15,547	2,549	1,886	1,333	—	21,315
Depreciation and amortization	32,896	2,402	6,741	1,484	—	43,523
Non-cash share-based compensation	10,642	2,383	5,948	925	5,722	25,620

(1)

In the second quarter of 2018, the Company incurred a charge to establish an accrual of $12.0 million for a potential settlement with the SEC, which was finalized in the fourth quarter of 2018, related to an investigation into the operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures, and incurred related legal fees of $1.2 million. Due to the non-deductibility of the settlement charge and the full valuation allowance on U.S. deferred tax assets, there is no tax effect on this adjustment.

(2)	In the fourth quarter of 2018, the Company incurred costs of $8.0 million related to the acquisition of the Company by Virtu.

(3)	In 2018, the Company incurred restructuring charges of $10.6 million related to the elimination of certain positions in the U.S. and the reduction of office space in Los Angeles.

(4)

In the fourth quarter of 2017, the Company incurred an $8.1 million charge for the write-off of fixed assets and other costs associated with the consolidation of ITG’s New York office space. In 2018, we incurred an additional charge for the New York office space consolidation of $0.4 million.

(5)

The Company has restated segment results for the year ended December 31, 2017, resulting in a decrease in U.S. expenses of $10.7 million and increases in expenses in Canada, Europe and Asia Pacific of $2.7 million, $5.1 million and $2.9 million, respectively.

(6)

In the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the planned formation of the Matrix derivatives venture of $0.8 million.

(7)

The Company has restated segment results for the year ended December 31, 2016, resulting in a decrease in U.S. expenses of $12.5 million and increases in expenses in Canada, Europe and Asia Pacific of $3.1 million, $6.3 million and $3.1 million, respectively.

(8)

In the second quarter of 2016, the Company received insurance proceeds of $2.4 million from its corporate insurance carrier to settle a claim for lost profits arising from an August 2015 outage in its outsourced primary data center in the U.S. Additionally, the Company generated a nominal gain on the completion of the sale of its investment research operations in May 2016.

(9)

In the second half of 2016, the Company incurred $24.5 million for a settlement with the SEC with respect to an inquiry involving pre-released ADRs and incurred legal and other related costs associated with this matter of $2.9 million.

(10)

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

(11)

The Company’s Chief Executive Officer, who departed the Company in connection with the Merger, was granted cash and stock awards upon the commencement of his employment in January 2016, a significant portion of which replaced awards he forfeited at his former employer. Due to U.S. tax regulations, only a small portion of the amount expensed for these awards was eligible for a tax deduction.

(12)

In the first half of 2016, the Company incurred a charge of $4.8 million, net of an insurance recovery of $0.5 million, to settle an arbitration case with its former CEO whose employment with the Company was terminated in August 2015 and incurred legal fees of $2.7 million. In the third quarter of 2016, the Company recorded a reimbursement of $0.9 million of these legal fees from its insurance carrier.

(13)

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

The table below details the total revenues for the categories of products and services provided by the Company for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	December 31,
	2018	2017	2016
Revenues:
Execution Services	$359,300	$344,192	$328,252
Workflow Technology	104,064	92,533	92,891
Analytics	43,108	45,249	44,198
Corporate (non-product)	3,004	1,720	3,711
Total Revenues	$509,476	$483,694	$469,052

The product group revenues noted above are consistent with the revenues recognized under ASC 606, except that the table includes revenue of $2.1 million for the year ended December 31, 2018 in Analytics for functionality that is not a separate performance obligation from products and services provided by Workflow Technology and Execution Services.

Long‑lived assets, classified by the geographic region in which the Company operates, are as follows (dollars in thousands):

	2018	2017	2016
Long-lived Assets at December 31,
United States	$80,081	$86,345	$92,509
Canada	3,235	3,841	6,972
Europe	25,907	26,130	22,883
Asia Pacific	5,081	4,060	3,726
Total	$114,304	$120,376	$126,090

The Company’s long‑lived assets primarily consist of premises and equipment, capitalized software, goodwill, other intangibles and debt issuance costs.

(25)        Supplementary Financial Information (unaudited)

The following tables set forth certain unaudited financial data for the Company’s quarterly operations in 2018 and 2017. The following information has been prepared on the same basis as the annual information presented elsewhere in this report and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the quarterly periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(Unaudited) December 31, 2018				(Unaudited) December 31, 2017
$ in thousands, expect per share	Fourth	Third	Second	First	Fourth	Third	Second	First
amounts	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenues	$128,746	$120,769	128,477	131,484	$126,747	$114,531	$121,581	$120,835
Expenses:
Compensation and employee benefits	47,787	45,244	45,099	45,787	45,283	46,755	45,994	46,684
Transaction processing	25,931	23,293	25,969	27,080	26,981	23,428	25,482	24,856
Occupancy and equipment	15,073	15,926	15,055	14,775	23,316	14,945	14,680	15,622
Telecommunications and data processing services	13,263	12,653	12,988	12,603	12,132	12,189	12,129	12,027
Restructuring charges	1	3,436	—	7,165	—	—	—	—
Other general and administrative	24,507	16,969	29,132	17,691	18,957	18,670	17,699	17,315
Interest expense	487	489	488	486	496	499	510	520
Total expenses	127,049	118,010	128,731	125,587	127,165	116,486	116,494	117,024
Income (loss) before income tax expense (benefit)	1,697	2,759	(254)	5,897	(418)	(1,955)	5,087	3,811
Income tax expense (benefit)	2,577	2,530	2,781	1,520	2,000	45,012	444	(1,491)
Net (loss) income	$(880)	$229	$(3,035)	$4,377	$(2,418)	$(46,967)	$4,643	$5,302
Basic (loss) income per share	$(0.03)	$0.01	(0.09)	0.13	$(0.07)	$(1.42)	$0.14	$0.16
Diluted (loss) income per share	$(0.03)	$0.01	(0.09)	0.13	$(0.07)	$(1.42)	$0.14	$0.16
Basic weighted average number of common shares outstanding	33,003	33,002	33,035	32,890	32,855	33,105	33,125	32,949
Diluted weighted average number of common shares outstanding	33,003	34,421	33,035	33,993	32,855	33,105	34,222	34,130

Earnings per share for quarterly periods are based on the weighted average common shares outstanding in individual quarters; thus, the sum of earnings per share of the quarters may not equal the amounts reported for the full year.

	(Unaudited) December 31, 2018				(Unaudited) December 31, 2017
As a percentage	Fourth	Third	Second	First	Fourth	Third	Second	First
of Total Revenues	Quarter (a)(b)(c)	Quarter (b)(c)(d)	Quarter (c)	Quarter (d)	Quarter (e)(f)(g)	Quarter (g)(h)	Quarter	Quarter
Total revenues	100%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses:
Compensation and employee benefits	37.1	37.5	35.1	34.8	35.7	40.8	37.8	38.6
Transaction processing	20.1	19.3	20.2	20.6	21.3	20.5	21.0	20.6
Occupancy and equipment	11.7	13.2	11.7	11.2	18.4	13.0	12.1	12.9
Telecommunications and data processing services	10.3	10.5	10.1	9.6	9.6	10.6	10.0	10.0
Restructuring charges	0.0	2.8	—	5.4	—	—	—	—
Other general and administrative	19.0	14.1	22.7	13.5	15.0	16.3	14.6	14.3
Interest expense	0.4	0.4	0.4	0.4	0.4	0.4	0.4	0.4
Total expenses	98.7	97.7	100.2	95.5	100.4	101.6	95.9	96.8
Income (loss) before income tax expense (benefit)	1.3	2.3	(0.2)	4.5	(0.4)	(1.6)	4.1	3.2
Income tax expense (benefit)	2.0	2.1	2.2	1.2	1.6	39.3	0.4	(1.2)
Net (loss) income	(0.7)%	0.2%	(2.4)%	3.3%	(2.0)%	(40.9)%	3.7%	4.4%

(a)	In the fourth quarter of 2018, the Company incurred costs of $8.0 million related to the acquisition of the Company by Virtu.

(b)

In the third quarter of 2018, the Company increased its accrual for the consolidation of ITG’s New York office space by $0.9 million and then reduced the accrual by $0.5 million in the fourth quarter of 2018.

(c)

In the second quarter of 2018 the Company incurred a charge to establish an accrual of $12.0 million for a potential settlement with the SEC, which was finalized in the fourth quarter of 2018, related to an investigation into the operational features of U.S. POSIT and access to U.S. POSIT data, together with certain related disclosures. The Company incurred legal fees related to this matter of $0.1 million, $0.9 million and $0.2 million in the fourth quarter of 2018, the third quarter of 2018 and the second quarter of 2018, respectively.

(d)

In the third quarter of 2018, the Company incurred a restructuring charge $3.4 million to eliminate certain positions and reduce its office space in Los Angeles. In the first quarter of 2018, the Company incurred a restructuring charge of $7.2 million to eliminate certain positions.

(e)	In the fourth quarter of 2017, the Company incurred an $8.1 million charge for the write-off of fixed assets and other costs associated with the consolidation of ITG’s New York office space.

(f)

In the fourth quarter of 2017, the Company reduced the amount recorded for a deferred tax liability in the U.S. due to the passing of the Tax Cuts and Jobs Act, which lowered the U.S. corporate income tax rate from 35% to 21%.

(g)

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

(h)

In the third quarter of 2017, the Company deemed the remaining value of a customer intangible asset recorded in ITG Derivatives of $0.3 million fully impaired and incurred legal fees related to the formation of the Matrix derivatives venture of $0.8 million.

(i)

 (26)        Subsequent Events

Merger

On March 1, 2019, the Company completed its merger with and into Merger Sub, surviving the Merger as an indirect wholly owned subsidiary of Virtu.  For additional information regarding the Merger, see Note 1, Organization and Basis of Presentation.

Amendment and Termination of Credit Agreement

On January 25, 2019, the 2018 Credit Agreement was amended to extend the maturity date to expire on March 31, 2019 to maintain financing availability under the 2018 Credit Agreement until the closing of the acquisition of the Company by Virtu. The 2018 Credit Agreement was terminated at the Effective Time of the Merger. For additional information regarding the 2018 Credit Agreement, see Note 16, Borrowings.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of ITG’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that ITG maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of ITG’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, ITG’s independent registered public accounting firm, as stated in their report on the following page, which expressed an unqualified opinion on the effectiveness of ITG’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Managers
Virtu ITG Holdings LLC:

Opinion on Internal Control Over Financial Reporting

We have audited Investment Technology Group, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, change in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 14, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 14, 2019

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has omitted the information called for by this Item pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.  Principal Accountant Fees and Services

KPMG LLP (“KPMG”) was our independent registered public accounting firm for the years ended December 31, 2018 and 2017.

Fees to our Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by KPMG for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for audit‑related services, tax services and all other services rendered by KPMG for such periods.

	2018	2017
	(in thousands)
Audit fees(1)...................................................................................................................	$ 2,369	$ 2,378
Audit‑related fees(2).........................................................................................................	10	23
Tax fees(3).....................................................................................................................	335	368
All other fees(4)...............................................................................................................	297	317
Total.................................................................................................................................	$ 3,011	$ 3,086

(1)The aggregate fees incurred include amounts for the audit of our annual financial statements, the reviews of the financial statements included in our Quarterly Reports on Form 10‑Q and amounts for the audit of our internal controls pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, including in each case services related thereto such as statutory audits, consents, and assistance with, and review of, documents filed with the SEC and other regulatory bodies.

(2)The audit related fees for 2018 primarily relate to attestation services provided to our two U.S. broker‑dealers and the audit‑related fees for 2017 primarily relate to attestation services provided to our three U.S. broker‑dealers and a regulatory‑related attestation engagement.

(3)The aggregate fees incurred for tax services include amounts in connection with tax compliance and tax consulting services.

(4)The all other fees for 2018 primarily relate to services in connection with a SOC2 audit report and the all other fees for 2017 primarily relate to services in connection with a SOC2 audit report.

Pre‑approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee adopted policies and procedures for pre‑approval of audit and permitted non‑audit services by our independent auditor. The Audit Committee considered annually and, if appropriate, approved the provision of audit services by its independent auditor and, if appropriate, pre‑approved the provision of certain defined audit and non‑audit services. The Audit Committee also considered on a case‑by‑case basis and, if appropriate, pre‑approved specific engagements that were not previously pre‑approved. Any proposed engagement that did not fit within the definition of a pre‑approved service was presented to the Audit Committee for consideration at its next regular meeting or earlier if required.

The Audit Committee authorized the Company’s Chief Financial Officer to engage the Company’s independent auditor to perform special non‑audit projects (including tax compliance projects), provided that (a) to the extent that the aggregate fees payable in respect of one or more projects between scheduled meetings of the Audit Committee were less than or equal to $100,000, the Company’s Chief Financial Officer would obtain prior approval from the Audit Committee’s Chair, and the independent auditor would provide a written description and be available to discuss the service with the Audit Committee’s Chair prior to approval, (b) to the extent the fees payable in respect of a project were expected to exceed $100,000, or the project would result in the Audit Committee’s Chair exceeding the aggregate $100,000 limit between scheduled meetings of the Audit Committee, separate prior Audit Committee approval would be obtained and the independent auditor would provide a written description and be available to discuss the service with the Committee prior to approval and (c) the subject matter of such projects was permitted to be performed under the SEC’s and the PCAOB’s independence rules. Any projects approved in accordance with (a) was brought to the attention of the Audit Committee at its next meeting.

The Audit Committee regularly reviewed summary reports detailing all services being provided to ITG by its independent auditor.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Included in Part II of this report:

(a)(2) Schedules

Schedules are omitted because the required information either is not applicable or is included in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibits Number	Description
2.1

Agreement and Plan of Merger, dated November 6, 2018, by and among Virtu Financial, Inc., Impala Merger Sub, Inc. and Investment Technology Group, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 8, 2018).

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

10.2

Credit Agreement, dated January 26, 2018 by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2017).

10.2.1

First Amendment to the Credit Agreement, dated January 25, 2019, by and among ITG Inc., Investment Technology Group, Inc., the several banks and other financial institutions or entities from time to time parties thereto as lenders, Bank of America, N.A. and Bank of Montreal, as syndication agents, and JPMorgan Chase Bank, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on January 30, 2019).

10.3

Lease, dated as of February 24, 2012, between Brookfield Properties OLP Co. LLC and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10‑K for the year ended December 31, 2011).

Exhibits Number	Description
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

10.6.1(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Employees (2017) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8‑K filed on January 26, 2017).
10.6.2(†)*	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Canadian Employees (2019).
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

Exhibits Number	Description
10.10(†)

Form of Grant Notice (MD ROE Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2015) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10‑K for the year ended December 31, 2014).

10.11(†)

Form of Grant Notice (ExCo Performance-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2017) (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10‑K for the year ended December 31, 2016).

10.12(†)

Form of Grant Notice (ExCo Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Executive Committee Members of the Company (2017) (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10‑K for the year ended December 31, 2016).

10.13(†)

Form of Grant Notice (Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain employees of the Company (2017) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10‑K for the year ended December 31, 2016).

10.14(†)

Form of Grant Notice (OpCo Performance-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Operating Committee Members of the Company (2018) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2017).

10.15(†)*

Form of Grant Notice (OpCo Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and non-Canadian Operating Committee Members of the Company (2019).

10.16(†)*

Form of Grant Notice (OpCo Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and Canadian Operating Committee Members of the Company (2019).

10.17(†)*

Form of Grant Notice (Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain non-Canadian employees of the Company (excluding Canada) (2019).

10.18(†)*

Form of Grant Notice (Time-Based Awards) under the Investment Technology Group, Inc. Variable Compensation Stock Unit Award Program Subplan between the Company and certain Canadian employees of the Company (2019).

10.19(†)	Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10‑K for the year ended December 31, 2014).
10.19.1(†)

Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (2015) (incorporated by reference to Exhibit 10.16.1 to the Annual Report on Form 10-K for the year ended December 31, 2015).

10.19.2(†)

Amended and Restated Investment Technology Group, Inc. Employee Stock Purchase Plan (2018) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.20(†)	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10‑K for the year ended December 31, 2010).
10.21(†)	Form of Change in Control Agreement (2017) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.22(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (incorporated by reference to Exhibit 10.19.2 to the Annual Report on Form 10‑K for the year ended December 31, 2007).

10.22.1(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (2015) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).

Exhibits Number	Description
10.22.2(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Retainer Fee Subplan (2016) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.23(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.5.3 to the Annual Report on Form 10‑K for the year ended December 31, 2007).
10.23.1(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended March 31, 2012).
10.23.2(†)	Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015).
10.23.3(†)

Amended and Restated Investment Technology Group, Inc. Directors’ Equity Subplan (2017) (incorporated by reference to Exhibit 10.19.3 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.24(†)	Form of Investment Technology Group, Inc. Stock Unit Grant Agreement for Non‑Employee Directors (incorporated by reference to Exhibit 10.4 to Form 10‑Q for the quarter ended September 30, 2007).
10.24.1(†)

Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Initial Stock Units) for Non‑Employee Directors (2017) (incorporated by reference to Exhibit 10.20.1 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.25(†)

Form of Investment Technology Group, Inc. Stock Unit Grant Agreement (Annual Stock Units) for Non‑Employee Directors (2017) (incorporated by reference to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2016).

10.26(†)

Employment Agreement, dated October 16, 2015, between Investment Technology Group, Inc. and Francis J. Troise, including forms of Stock Unit Grant Agreements and a form of a Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed on October 19, 2015).

10.26.1(†)

First Amendment to Employment Agreement, dated as of November 6, 2018, between Investment Technology Group, Inc. and Francis J. Troise (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 8, 2018).

10.27(†)

Offer letter dated December 21, 2009 between Steven R. Vigliotti and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10‑K for the year ended December 31, 2009).

10.28(†)

Amended and Restated Employee Advisor Agreement, dated May 30, 2008, between Investment Technology Group, Inc. and Raymond L. Killian, Jr. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10‑Q for the quarter ended June 30, 2008).

10.29(†)

Separation Agreement dated as of March 23, 2018 between James P. Selway III and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.30(†)

Offer letter dated as of June 20, 2016 between Brian Pomraning and Investment Technology Group, Inc. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

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

VIRTU ITG HOLDINGS LLC

By:	/s/ DOUGLAS A. CIFU
Douglas A. Cifu
Chief Executive Officer and
Duly Authorized Signatory of Registrant

Dated: March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. CIFU	Chief Executive Officer and Manager	March 14, 2019
Douglas A. Cifu	(Principal Executive Officer)

/s/ JOSEPH MOLLUSO	Chief Financial Officer and Manager	March 14, 2019
Joseph Molluso	(Principal Financial Officer and Principal Accounting Officer)